Form 10-Q
period 2025-06-30
Beach Acquisition Co Parent, LLC
filed 2025-09-19
CIK 2066659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 333-287891

BEACH ACQUISITION CO PARENT, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-4932106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 3G Capital Partners L.P. 600 Third Avenue, 37th Floor New York, New York (Address of principal executive offices)	10016 (Zip Code)

(Address, including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

(212) 893-6727

(Registrant’s phone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2025, the registrant had 100 common units issued and outstanding.

CONSOLIDATED FINANCIAL STATEMENTS OF BEACH ACQUISITION CO PARENT, LLC

EXPLANATORY NOTE

Beach Acquisition Co Parent, LLC (the “Company” or “Parent”), a Delaware Corporation, was formed on April 28, 2025 for purposes of consummating the transactions described herein, and is a wholly-owned, direct subsidiary of 3G Fund VI, L.P., a Cayman Islands exempted limited partnership (“Fund VI”), which is an affiliate of investment funds managed by 3G Capital Partners L.P. (“3G Capital”). On August 5, 2025, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended (File No. 333-287891) (the “Registration Statement”), of the Company, to register its common limited liability company units that will be issued in connection with the transactions described herein. The Company has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on April 28, 2025 through June 30, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BEACH ACQUISITION CO PARENT, LLC

CONSOLIDATED STATEMENT OF EARNINGS

(dollars in actuals)

Period from
April 28, 2025 to
June 30, 2025
Revenues	$—
Operating expenses	—
Other items	—
Earnings before income taxes	—
Provision for income taxes	—
Net earnings	—

Net earnings per common unit – basic and diluted	$—
Weighted average number of common units outstanding – basic and diluted	100

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(dollars in actuals)

Period from
April 28, 2025 to
June 30, 2025
Net earnings	$—
Other comprehensive income before taxes	—
Provision for income taxes	—
Comprehensive income	$—

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC

CONSOLIDATED BALANCE SHEETS

(dollars in actuals)

	As of	As of
	April 28, 2025	June 30, 2025
ASSETS	$—	$—
Current assets	—	—
Other assets	—	—
Total Assets	—	—
LIABILITIES AND EQUITY
Current liabilities	—	—
Other liabilities	—	—
Commitments and contingencies – see Note 4	—	—
Members’ Equity
Members’ unit capital	—	100
Members’ unit receivable	—	(100)
Total Liabilities and Members’ Equity	$—	$—

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in actuals)

Period from
April 28, 2025 to
June 30, 2025
Operating Activities
Net earnings	$—
Adjustments to reconcile net earnings to net cash flow provided by operating activities:	—
Change in assets and liabilities	—
Net cash flow provided by operating activities	—
Investing Activities
Net cash flow provided by investing activities	—
Financing Activities
Net cash flow provided by financing activities	—
Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	—

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC

CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(dollars in actuals)

	Members’	Members’	Total Members’
	unit capital	unit receivable	Equity
April 28, 2025	$—	$—	$—
Issuance of units	100	(100)	—
June 30, 2025	$100	$(100)	$—

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Business and Basis of Presentation

Nature of Business

Beach Acquisition Co Parent, LLC (the “Company” or “Parent”), was incorporated in Delaware on April 28, 2025. Parent is a direct, wholly-owned subsidiary of 3G Fund VI, L.P., a Cayman Islands exempted limited partnership (“Fund VI”), which is an affiliate of investment funds managed by 3G Capital Partners L.P. (“3G Capital”). Parent’s wholly-owned subsidiaries include Beach Acquisition Holdco, LLC, Beach Acquisition Midco, LLC, Beach Acquisition Bidco, LLC, each being a Delaware limited liability company, and Beach Acquisition Merger Sub, Inc., a Delaware corporation (collectively, the “Subsidiaries”). Parent and Subsidiaries were formed solely for the purpose of effecting the proposed merger by and among Skechers U.S.A., Inc., a Delaware corporation (“Skechers”), Parent and Beach Acquisition Merger Sub, Inc. (“Merger Sub”, and together with Parent, the “Buyer Parties”). Subject to the terms and conditions of the Agreement and Plan of Merger dated May 4, 2025 (as may be amended from time to time, the “Merger Agreement”), Merger Sub will merge with and into Skechers, with Skechers continuing as the surviving corporation (the “Surviving Corporation”) and becoming a subsidiary of Parent (the “Merger”). The Merger Agreement and the transactions contemplated thereby, including the Merger, are referred to collectively herein as the “Transaction”. Parent has not conducted any business operations other than such operations that are incidental to its formation and in connection with the Merger and the issuance of common limited liability company units of Parent (“Common Units”) as part of the Merger consideration.

Basis of Presentation

The consolidated balance sheets are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Note 2: Summary of Significant Accounting Policies — Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Note 3: Members’ Equity

Parent was incorporated in Delaware on April 28, 2025, with 3G Capital as the sole member of the company owning 100% of the limited liability company interests. Upon consummation of the Merger and amendment and restatement of the Parent’s Limited Liability Agreement (the “A&R LLCA”), the capital of Parent will initially consist of two classes of units, designated as the Common Units and Class P units (“Class P Units,” and together with the Common Units, the “Members Units” or “Parent Units”). The holders of all issued and outstanding Parent Units will be entitled to the same rights and powers, except that each Class P Unit will be equivalent to 2.9655 Common Units.

On June 3, 2025, Parent issued 100% of its Common Units for $100.00, recorded as a members units receivable. The members units receivable is reflected as a reduction to members’ equity in accordance with ASC 505 and is treated as a non-cash financing transaction in the consolidated statement of cash flows.

Note 4: Commitments and Contingencies

The Company did not have any commitments or contingencies as of April 28, 2025.

As of June 3, 2025, in connection with the Merger Agreement, Parent has entered into an amended and restated debt commitment letter, dated as of May 23, 2025 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Debt Commitment Letter”) with certain financial institutions, including JPMorgan Chase Bank, N.A. acting as lead left arranger (collectively, the “Debt Financing Sources”), pursuant to which the Debt Financing Sources have committed to provide debt financing consisting of an approximately $2.1 billion first lien term loan facility, an approximately $1.6 billion first lien revolving facility, an approximately $1.9 billion senior secured bridge facility and an approximately $2.5 billion junior debt facility (collectively, the “Debt Financing” and together with the Equity Financing, the “Financing”). Parent currently expects to borrow approximately $165.0 million less first lien debt than the committed amount of first lien term loans and bridge loans. The obligations of the Debt Financing Sources to provide the Debt Financing under the Debt Commitment Letter are subject to a number of customary conditions.

On June 26, 2025, the initial term loan facility priced and allocated to a syndicate of lenders in a dollar equivalent amount of approximately $3.0 billion, which represents an increase of approximately $0.9 billion from the initial term loan facility set forth in the Debt Commitment Letter, and consists of approximately $1.6 billion dollar denominated term loans with pricing of SOFR + 325bps with potential pricing step downs based on first lien net leverage ratio and approximately €1.25bn Euro denominated term loans with Euribor + 350bps with potential pricing step downs based on first lien net leverage ratio.

Note 5: Subsequent Events

On July 14, 2025, Parent and Subsidiaries closed into escrow an offering of €1.0 billion aggregate principal amount of 5.250% Senior Secured Notes due 2032 (the “Senior Secured Notes”) and $2.2 billion aggregate principal amount of 10.000% / 10.750% Senior PIK Toggle Notes due 2033 (the “Senior PIK Toggle Notes” and, together with the Senior Secured Notes, the “Notes”).

On September 12, 2025, the Company acquired Skechers and, pursuant to the Merger Agreement, Merger Sub merged with and into Skechers with Skechers continuing as the surviving corporation. The escrowed proceeds were used to fund a portion of the cash purchase price of the Merger and to pay related fees and expense. Parent and Subsidiaries also entered into a credit agreement which provides for (i) a $1,555.0 million USD first lien term loan facility and €1,250.0 million Euro first lien term loan facility, for an aggregate USD equivalent of $3,005.0 million (together, the “Term Loan Facility”) and (ii) a $1,600.0 million first lien cash flow revolving facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”).

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of the results of operations and financial condition of Beach Acquisition Co Parent, LLC should be read in conjunction with our consolidated financial statements and their related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated balance sheets as of April 28, 2025 and June 3, 2025 and their related notes that were included in our Registration Statement. References in this document to “Parent”, the “Company”, “we”, “us” and “our” refer to Beach Acquisition Co Parent, LLC.

Overview

The Company was formed on April 28, 2025, solely for the purpose of effecting the Transaction, as described in the Notes above, including the issuance of Common Units for the Mixed Election Consideration. The Company has not conducted any business operations other than such operations that are incidental to its formation and in connection with the Transaction.

Merger Agreement

On September 12, 2025, pursuant to the Merger Agreement, Merger Sub merged with and into Skechers, with Skechers continuing as the surviving corporation and an indirect subsidiary of the Company.

On the terms and subject to the conditions set forth in the Merger (the “Effective Time”), each share of Class A common stock of Skechers, par value $0.001 per share (the “Class A Common Stock”), and Class B common stock of Skechers, par value $0.001 per share (the “Class B Common Stock” and together with the Class A Common Stock, the “Skechers Common Stock”) that was outstanding as of immediately prior to the Effective Time (other than any share of Skechers Common Stock that was (i) (A) held by Skechers and its subsidiaries; (B) owned by the Buyer Parties; or (C) owned by any direct or indirect subsidiary of the Buyer Parties as of immediately prior to the Effective Time or (ii) held by any stockholder who neither voted in favor of the Transaction nor consented thereto in writing and has properly and validly exercised his, her or its statutory rights of appraisal in respect of such shares of Skechers Common Stock in accordance with Section 262 of the General Corporation Law of the State of Delaware ) was cancelled and extinguished and automatically converted into the right to receive the following consideration (collectively, the “Merger Consideration”), subject to the election mechanics described below:

(a) an amount in cash equal to $63.00, without interest thereon, pursuant to applicable election (the “Cash Election Consideration”); or

(b) an amount in cash equal to $57.00 and one unlisted limited liability company unit of the Company (such unit, the “Parent Unit” and such consideration, subject to proration as set forth in the Merger Agreement, the “Mixed Election Consideration”).

Results of Operations

The Company has had no historical operations since inception. The Company did not generate revenue or net income during the period from April 28, 2025 to June 30, 2025.

Liquidity and Capital Resources

The Company’s primary sources of liquidity to date have been capital contributions by its stockholders and the Company has had no historical operations. As of June 30, 2025, the Company had no assets. The Company has not generated cash flows from operations, investing, or financing activities for the period ended June 30, 2025 other than for activities related to its formation.

On June 3, 2025, the Company issued 100% of its Common Units for $100.00, recorded as a members units receivable. The members units receivable is reflected as a reduction to members’ equity in accordance with ASC 505.

Off-Balance Sheet Arrangements

As of June 30, 2025, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in “Note 2: Summary of Significant Accounting Policies – Use of Estimates” of the notes to the consolidated financial statements of the Company included in the Registration Statement. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates and commodity prices. The Company has not conducted any operations during the period from April 28, 2025 to June 30, 2025.

Item 4. Control and Procedures.

Our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On September 16, 2025, a purported holder of Skechers Common Stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned Giffuni v. Skechers U.S.A., Inc. C.A. No. 2025-1044-KSJM (Del. Ch.). On September 18, 2025, a purported holder of Skechers Common Stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned Lancashire Investments L.P. v. Skechers U.S.A., Inc. C.A. No. 2025-1053 (Del. Ch.). Petitioners seek appraisal of their shares of Skechers Common Stock that they purported to own as of the date the Merger closed. Other appraisal petitions may be filed in the future. Skechers and the Company believe the Cash Election Consideration exceeds the fair value of Skechers Common Stock as of the date the Merger closed.

Item 1A. Risk Factors.

During the period covered by this report, the Company did not conduct any significant activities other than those related to its formation and the matters contemplated by the Transactions. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 4, 2025, by and among Beach Acquisition Co Parent, LLC, Beach Acquisition Merger Sub, Inc. and Skechers U.S.A., Inc.

3.1	Amended and Restated Limited Liability Company Agreement of Beach Acquisition Co Parent, LLC.

31.1†	Certification by the Chief Principal Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	Inline XBRL Taxonomy Extension Definition Document.

104	Cover Page Interactive Data File--the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†	Filed or furnished herewith
*

The certification furnished in Exhibit 32 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

**	Submitted electronically herewith

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BEACH ACQUISITION CO PARENT, LLC

Dated: September 19, 2025
/s/ John Vandemore
	Name:	John Vandemore
	Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)