Form 10-Q
period 2025-09-30
Beach Acquisition Co Parent, LLC
filed 2025-11-14
CIK 2066659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-287891

BEACH ACQUISITION CO PARENT, LLC

(Exact name of registrant as specified in its charter)

Delaware	33-4932106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 3G Capital Partners L.P. 600 Third Avenue, 37th Floor New York, New York	10016
(Address of principal executive office)	(Zip Code)

(212) 893-6727

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2025, the registrant had 154,112,345 common units issued and outstanding.

As of November 4, 2025, the registrant had no Class P units issued and outstanding.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Predecessor
	As of	As of
(in thousands, except par value)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$2,303,225	$1,116,516
Short-term investments	1,542	118,470
Trade accounts receivable, less allowances of $969 and $66,616	1,155,392	990,558
Other receivables	117,858	98,499
Inventory	2,086,778	1,919,386
Prepaid expenses and other	270,878	205,994
Total current assets ($1,501,827 and $1,413,643 related to VIEs)	5,935,673	4,449,423
Property, plant and equipment, net	2,225,305	1,834,930
Operating lease right-of-use assets	1,545,790	1,363,596
Deferred tax assets	372,450	440,358
Long-term investments	85,969	146,687
Intangible assets, net	5,039,833	49,924
Goodwill	1,489,831	94,494
Other assets, net	122,342	76,346
Total non-current assets ($1,098,224 and $861,175 related to VIEs)	10,881,520	4,006,335
TOTAL ASSETS	$16,817,193	$8,455,758
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE COMMON UNITS AND STOCKHOLDERS' & MEMBERS' EQUITY
Current liabilities
Accounts payable	$1,131,062	$1,241,838
Accrued expenses	806,156	330,251
Operating lease liabilities	325,419	297,926
Current installments of long-term borrowings	378,116	353,131
Short-term borrowings	64,481	33,338
Total current liabilities ($905,878 and $846,986 related to VIEs)	2,705,234	2,256,484
Long-term operating lease liabilities	1,350,064	1,176,290
Long-term borrowings	6,340,480	68,450
Deferred tax liabilities	1,282,731	11,148
Other long-term liabilities	133,441	123,122
Total non-current liabilities ($208,850 and $170,341 related to VIEs)	9,106,716	1,379,010
Total liabilities	11,811,950	3,635,494
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	62,891	90,099
Redeemable Common Units, 23,201 units issued and outstanding	672,833	—
Beach Acquisition members’ equity
Members' capital, Common Units, 130,911 units issued and outstanding; Class P Units, no units issued and outstanding	3,838,604	—
Accumulated other comprehensive loss	(577)	—
Retained deficit	(116,313)	—
Beach Acquisition members' equity	3,721,714	—

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	Successor	Predecessor
	As of	As of
(in thousands, except par value)	September 30, 2025	December 31, 2024
Skechers stockholders’ equity
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 129,854 shares issued and outstanding	—	130
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 19,379 shares issued and outstanding	—	19
Additional paid-in capital	—	12,170
Accumulated other comprehensive loss	—	(171,221)
Retained earnings	—	4,436,201
Skechers stockholders' equity	—	4,277,299
Noncontrolling interests	547,805	452,866
Total stockholders' & members' equity	4,269,519	4,730,165
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE COMMON UNITS AND STOCKHOLDERS' & MEMBERS' EQUITY	$16,817,193	$8,455,758

See accompanying notes to unaudited condensed consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Loss)

(Unaudited)

	Successor	Predecessor
(in thousands, except per share data)	September 12, 2025 to September 30, 2025	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024
Sales	$496,547	$1,936,451	$2,347,705
Cost of sales	272,358	904,470	1,124,659
Gross profit	224,189	1,031,981	1,223,046
Operating expenses
Selling	54,034	171,953	211,162
General and administrative	221,567	697,520	778,460
Total operating expenses	275,601	869,473	989,622
Earnings (loss) from operations	(51,412)	162,508	233,424
Interest (expense) income	(72,246)	(4,027)	5,262
Other income (expense)	1,369	(3,176)	6,629
Earnings (loss) before income taxes	(122,289)	155,305	245,315
Income tax (benefit) expense	(8,499)	(8,162)	36,006
Net (loss) earnings	(113,790)	163,467	209,309
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	2,523	3,309	16,088
Net (loss) earnings attributable to Common Unit holders / Skechers	$(116,313)	$160,158	$193,221
Net loss per unit attributable to Common Unit holders
Basic	$(0.75)	—	—
Diluted	$(0.75)	—	—
Weighted-average units used in calculating net loss per unit attributable to Common Unit holders
Basic	154,112	—	—
Diluted	154,112	—	—
Net earnings per share attributable to Skechers
Basic	—	$1.07	$1.27
Diluted	—	$1.05	$1.26
Weighted-average shares used in calculating net earnings per share attributable to Skechers
Basic	—	150,308	151,831
Diluted	—	151,814	153,662

See accompanying notes to unaudited condensed consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Loss)

(Unaudited)

	Successor	Predecessor
(in thousands, except per share data)	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Sales	$496,547	$6,788,045	$6,756,935
Cost of sales	272,358	3,200,387	3,167,818
Gross profit	224,189	3,587,658	3,589,117
Operating expenses
Selling	54,034	608,909	603,534
General and administrative	221,567	2,378,034	2,246,830
Total operating expenses	275,601	2,986,943	2,850,364
Earnings (loss) from operations	(51,412)	600,715	738,753
Interest (expense) income	(72,246)	(7,860)	14,842
Other income (expense)	1,369	70,704	(6,653)
Earnings (loss) before income taxes	(122,289)	663,559	746,942
Income tax (benefit) expense	(8,499)	92,316	132,731
Net (loss) earnings	(113,790)	571,243	614,211
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	2,523	38,151	74,066
Net (loss) earnings attributable to Common Unit holders / Skechers	$(116,313)	$533,092	$540,145
Net loss per unit attributable to Common Unit holders
Basic	$(0.75)	—	—
Diluted	$(0.75)	—	—
Weighted-average units used in calculating net loss per unit attributable to Common Unit holders
Basic	154,112	—	—
Diluted	154,112	—	—
Net earnings per share attributable to Skechers
Basic	—	$3.56	$3.54
Diluted	—	$3.52	$3.50
Weighted-average shares used in calculating net earnings per share attributable to Skechers
Basic	—	149,887	152,409
Diluted	—	151,514	154,412

See accompanying notes to unaudited condensed consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024
Net (loss) earnings	$(113,790)	$163,467	$209,309
Other comprehensive (loss) income, net of tax
Net changes related to fair value of derivative contract	—	—	(1,810)
Gain (loss) on foreign currency translation adjustment	596	(8,496)	16,516
Comprehensive (loss) income	(113,194)	154,971	224,015
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	3,696	5,007	18,490
Comprehensive (loss) income attributable to Common Unit holders / Skechers	$(116,890)	$149,964	$205,525

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Net (loss) earnings	$(113,790)	$571,243	$614,211
Other comprehensive (loss) income, net of tax
Net changes related to fair value of derivative contract	—	(1,367)	(3,673)
Gain (loss) on foreign currency translation adjustment	596	114,393	(22,680)
Comprehensive (loss) income	(113,194)	684,269	587,858
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	3,696	62,139	62,691
Comprehensive (loss) income attributable to Common Unit holders / Skechers	$(116,890)	$622,130	$525,167

See accompanying notes to unaudited condensed consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Members' Equity, Redeemable Noncontrolling Interest and Redeemable Common Units

(Unaudited)

	Successor
	Units
(in thousands)	Common	Class P	Members' capital	Accumulated other comprehensive loss	Retained deficit	Beach Acquisition members' equity	Noncontrolling interests	Total members' equity	Redeemable noncontrolling interest	Redeemable Common Units
Balance at April 28, 2025 (inception)	—	—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of units	—	—	—	—	—	—	—	—	—	—
Balance at September 12, 2025	—	—	$—	$—	$—	$—	$—	$—	$—	$—
Acquisition of Skechers	—	—	—	—	—	—	545,000	545,000	62,000	—
Common units issued related to the merger	154,112	—	3,826,642	—	—	3,826,642	—	3,826,642	—	672,833
Net (loss) earnings	—	—	—	—	(116,313)	(116,313)	2,754	(113,559)	(231)	—
Foreign currency translation adjustment	—	—	—	(577)	—	(577)	51	(526)	1,122	—
Stock compensation expense	—	—	11,962	—	—	11,962	—	11,962	—	—
Balance at September 30, 2025	154,112	—	$3,838,604	$(577)	$(116,313)	$3,721,714	$547,805	$4,269,519	$62,891	$672,833

See accompanying notes to unaudited condensed consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

(Unaudited)

	Predecessor
	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers stockholders' equity	Noncontrolling interests	Total stockholders' equity	Redeemable noncontrolling interest
Balance at June 30, 2025	130,963	19,314	$131	$19	$38,116	$(71,989)	$4,809,135	$4,775,412	$497,723	$5,273,135	$102,374
Net earnings	—	—	—	—	—	—	160,158	160,158	3,812	163,970	(503)
Foreign currency translation adjustment	—	—	—	—	—	(10,194)	—	(10,194)	631	(9,563)	1,067
Stock compensation expense	—	—	—	—	18,209	—	—	18,209	—	18,209	—
Shares issued under the incentive award plan	72	—	—	—	1,579	—	—	1,579	—	1,579	—
Shares redeemed for employee tax withholdings	(14)	—	—	—	(862)	—	—	(862)	—	(862)	—
Balance at September 11, 2025	131,021	19,314	$131	$19	$57,042	$(82,183)	$4,969,293	$4,944,302	$502,166	$5,446,468	$102,938

Balance at June 30, 2024	132,231	20,079	$132	$20	$178,148	$(100,670)	$4,143,654	$4,221,284	$292,288	$4,513,572	$93,576
Net earnings	—	—	—	—	—	—	193,221	193,221	14,279	207,500	1,809
Foreign currency translation adjustment	—	—	—	—	—	12,304	—	12,304	7,618	19,922	(3,406)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	150,000	150,000	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(850)	(850)	—
Net changes related to fair value of derivative contract	—	—	—	—	—	—	—	—	(1,810)	(1,810)	—
Stock compensation expense	—	—	—	—	21,026	—	—	21,026	—	21,026	—
Shares issued under the incentive award plan	48	—	—	—	1,611	—	—	1,611	—	1,611	—
Shares redeemed for employee tax withholdings	(7)	—	—	—	(409)	—	—	(409)	—	(409)	—
Repurchases of common stock	(1,379)	—	(1)	—	(90,026)	—	—	(90,027)	—	(90,027)	—
Conversion of Class B Common Stock into Class A Common Stock	700	(700)	1	(1)	—	—	—	—	—	—	—
Balance at September 30, 2024	131,593	19,379	$132	$19	$110,350	$(88,366)	$4,336,875	$4,359,010	$461,525	$4,820,535	$91,979

See accompanying notes to unaudited condensed consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

(Unaudited)

	Predecessor
	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers stockholders' equity	Noncontrolling interests	Total stockholders' equity	Redeemable noncontrolling interest
Balance at December 31, 2024	129,854	19,379	$130	$19	$12,170	$(171,221)	$4,436,201	$4,277,299	$452,866	$4,730,165	$90,099
Net earnings	—	—	—	—	—	—	533,092	533,092	36,563	569,655	1,588
Foreign currency translation adjustment	—	—	—	—	—	89,038	—	89,038	14,104	103,142	11,251
Net changes related to fair value of derivative contract	—	—	—	—	—	—	—	—	(1,367)	(1,367)	—
Stock compensation expense	—	—	—	—	67,776	—	—	67,776	—	67,776	—
Proceeds from the employee stock purchase plan	143	—	—	—	7,519	—	—	7,519	—	7,519	—
Shares issued under the incentive award plan	1,544	—	2	—	1,619	—	—	1,621	—	1,621	—
Shares redeemed for employee tax withholdings	(585)	—	(1)	—	(32,042)	—	—	(32,043)	—	(32,043)	—
Conversion of Class B Common Stock into Class A Common Stock	65	(65)	—	—	—	—	—	—	—	—	—
Balance at September 11, 2025	131,021	19,314	$131	$19	$57,042	$(82,183)	$4,969,293	$4,944,302	$502,166	$5,446,468	$102,938

Balance at December 31, 2023	132,837	20,182	$133	$20	$295,847	$(73,388)	$3,796,730	$4,019,342	$290,868	$4,310,210	$89,832
Net earnings	—	—	—	—	—	—	540,145	540,145	65,807	605,952	8,259
Foreign currency translation adjustment	—	—	—	—	—	(14,978)	—	(14,978)	(1,590)	(16,568)	(6,112)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	150,000	150,000	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(39,887)	(39,887)	—
Net changes related to fair value of derivative contract	—	—	—	—	—	—	—	—	(3,673)	(3,673)	—
Stock compensation expense	—	—	—	—	65,190	—	—	65,190	—	65,190	—
Proceeds from the employee stock purchase plan	137	—	—	—	6,823	—	—	6,823	—	6,823	—
Shares issued under the incentive award plan	1,861	—	2	—	1,609	—	—	1,611	—	1,611	—
Shares redeemed for employee tax withholdings	(793)	—	(1)	—	(49,057)	—	—	(49,058)	—	(49,058)	—
Repurchases of common stock	(3,252)	—	(3)	—	(210,062)	—	—	(210,065)	—	(210,065)	—
Conversion of Class B Common Stock into Class A Common Stock	803	(803)	1	(1)	—	—	—	—	—	—	—
Balance at September 30, 2024	131,593	19,379	$132	$19	$110,350	$(88,366)	$4,336,875	$4,359,010	$461,525	$4,820,535	$91,979

See accompanying notes to unaudited condensed consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities
Net (loss) earnings	$(113,790)	$571,243	$614,211
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation and amortization	14,437	166,718	153,323
Amortization of deferred financing costs, original issuance discount and PIK interest	49,553	966	370
Provision for credit losses and returns	3,840	51,779	40,534
Stock compensation	11,962	67,776	65,190
Deferred income taxes	(16,729)	(31,543)	5,299
Net foreign currency adjustments	(3,522)	(42,398)	7,394
Changes in operating assets and liabilities
Receivables	24,626	(146,680)	(372,193)
Inventory	61,770	102,169	(178,452)
Other assets	(5,547)	(202,932)	(112,241)
Accounts payable	(52,371)	(91,725)	174,325
Other liabilities	40,542	140,167	56,958
Net cash provided by operating activities	14,771	585,540	454,718
Cash flows from investing activities
Capital expenditures	(29,373)	(518,211)	(283,435)
Acquisition, net of cash acquired	(7,689,443)	—	—
Proceeds from sale of property, plant and equipment	—	9,972	—
Purchases of investments	(187)	(113,322)	(145,371)
Proceeds from sales and maturities of investments	—	296,717	97,697
Net cash used in investing activities	(7,719,003)	(324,844)	(331,109)
Cash flows from financing activities
Proceeds from the employee stock purchase plan	—	7,519	6,823
Repayments on long-term borrowings	(14,193)	(194,233)	(14,949)
Proceeds from long-term borrowings	6,417,382	196,796	137,106
Net proceeds from short-term borrowings	6,867	22,117	196,059
Payments of debt issuance and other financing costs	(197,278)	—	—
Capital contributions	3,796,425	—	—
Payments for employee taxes related to stock compensation	—	(30,423)	(47,447)
Repurchases of common stock	—	—	(210,065)
Distributions to noncontrolling interests	—	—	(39,887)
Net cash provided by financing activities	10,009,203	1,776	27,640
Effect of exchange rate changes on cash and cash equivalents	(1,746)	23,271	12,895
Net change in cash and cash equivalents	2,303,225	285,743	164,144
Cash and cash equivalents at beginning of the period	—	1,116,516	1,189,910
Cash and cash equivalents at end of the period	$2,303,225	$1,402,259	$1,354,054

See accompanying notes to unaudited condensed consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,087	$24,383	$14,951
Income taxes, net	—	88,545	140,607
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	14,907	402,725	314,914
Contribution from noncontrolling interests	—	—	150,000
Equity consideration issued in connection with Skechers acquisition	672,833	—	—
Merger consideration accrued and not yet paid	426,012	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)
General

NATURE OF BUSINESS

Beach Acquisition Co Parent, LLC (the "Company", "Parent" or "Beach Acquisition"), was incorporated in Delaware on April 28, 2025. Parent is a direct, wholly-owned subsidiary of 3G Fund VI, L.P., a Cayman Islands exempted limited partnership (“Fund VI”), which is an affiliate of investment funds managed by 3G Capital Partners L.P. (“3G Capital”). Parent’s wholly-owned subsidiaries include Beach Acquisition Holdco, LLC, Beach Acquisition Midco, LLC, Beach Acquisition Bidco, LLC, each being a Delaware limited liability company, and Beach Acquisition Merger Sub, Inc., a Delaware corporation (collectively, the “Original Subsidiaries”). Parent and Original Subsidiaries were formed solely for the purpose of effecting the merger by and among Skechers U.S.A., Inc., a Delaware corporation (“Skechers”), Parent and Beach Acquisition Merger Sub, Inc. (“Merger Sub”, and together with Parent, the “Buyer Parties”) and all operational activity of the Parent in advance of the close of the Merger (as defined below), including activities to finance the transaction, are included in the Successor periods as discussed in Note 2 – Business Combinations. Skechers designs, develops, markets and distributes footwear, apparel and accessories.

ACQUISITION OF SKECHERS

On September 12, 2025 (the "Merger Date"), the Company acquired Skechers and, pursuant to the Agreement and Plan of Merger dated May 4, 2025 (as may be amended from time to time, the “Merger Agreement”), Merger Sub merged with and into Skechers with Skechers continuing as the surviving corporation and becoming a subsidiary of Parent (the “Merger”). The escrowed proceeds were used to fund a portion of the cash purchase price of the Merger and to pay related fees and expense. See Note 2 – Business Combinations for details of the Merger.

(2)
Business Combinations

On September 12, 2025, the Company acquired Skechers for preliminary total consideration of $10.2 billion. As of the Merger Date, the Company did not have any assets or liabilities other than as contemplated by the Merger Agreement, including contractual commitments it has made in connection therewith. Each share of Skechers common stock, par value $0.001 per share ("Skechers Common Stock"), outstanding immediately before the Merger Date was converted into the right to receive cash per share (“Cash Election Consideration”) or in cash plus one common limited liability company unit of the Company, together referred to as the “Mixed Election Consideration” or “Mixed Election.” All Skechers RSAs and RSUs outstanding at the Merger Date, whether vested or not, became fully vested and were converted into the right to receive the Cash Election Consideration. At the same time, all outstanding Performance Stock Awards and all Restricted Stock Units granted after the announcement of the Merger were canceled and replaced with the right to receive Class P Units (see Note 8 – Stock Compensation).

The purchase price and related fees and expenses were funded through a combination of equity financing and debt financing provided by committed lenders. See Note 6 – Financial Commitments.

This acquisition was accounted for as a business combination, with the Company acquiring Skechers using the acquisition method of accounting as of September 12, 2025. The assets acquired and liabilities assumed were preliminarily valued at their estimated fair values as of the Merger Date. The preliminary allocation of the purchase consideration to tangible and intangible assets and liabilities was based on fair value analyses, including input from independent valuation specialists. Given the timing of the close of the Merger, the final allocation of the purchase price to the acquired assets and assumed liabilities has not been completed.

Since inception, the Company incurred and expensed $28.0 million of transaction costs related to the Skechers acquisition and recorded these expenses in the Successor period as General and Administrative Expenses on the unaudited Condensed Consolidated Statements of Earnings (Loss). Interest expense related to the Company’s debt financings, including interest on debt issued in July 2025 to finance the Merger, is included as Interest Expense/Income in the Successor period on the Condensed Consolidated Statements of Earnings (Loss). $24.7 million of acquisition expenses incurred by Skechers, and reimbursed by the Company as part of the Merger close, are included in Merger consideration. The majority of these costs are presented "on the line" given they were contingent on the successful completion of the Merger and are not reflected in either Predecessor or Successor unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

From the acquisition date to September 30, 2025, Skechers contributed approximately $496.5 million in sales and a net loss of $113.8 million.

Preliminary Merger Consideration

The total preliminary merger consideration is as follows:

(in thousands)	Amount
Cash paid (including prefunding for dissenting shares)	$9,067,002
Cash payable for dissenting shares	354,994
Cash payable for RSUs (1)	71,018
Cash paid for Skechers transaction costs	24,700
Rollover equity	672,833
Replacement awards — pre-combination vesting	30,217
Merger consideration	$10,220,764

(1) In accordance with the Merger Agreement, this amount will be paid in the first quarter of 2026.

Preliminary Purchase Price Allocation

Based on fair value estimates, the preliminary purchase price has been allocated to individual assets acquired and liabilities assumed as follows:

(in thousands)	Amount
Merger consideration	$10,220,764
Assets acquired:
Current assets
Cash and cash equivalents	$1,402,259
Short-term investments	1,542
Trade accounts receivable	1,169,590
Other receivables	117,698
Inventory	2,147,000
Prepaid expenses and other	255,623
Total current assets	5,093,712
Property, plant and equipment	2,209,317
Operating lease right-of-use assets	1,558,650
Deferred tax assets	372,450
Long-term investments	85,253
Intangible assets	5,040,000
Other assets	85,456
Total non-current assets	9,351,126
Total assets acquired	$14,444,838
Liabilities assumed:
Current liabilities
Accounts payable	$1,175,590
Accrued expenses	315,985
Operating lease liabilities	326,528
Current installments of long-term borrowings	333,556
Short-term borrowings	58,727
Total current liabilities	2,210,386
Long-term operating lease liabilities	1,370,835
Long-term borrowings	95,320
Deferred tax liabilities	1,299,673
Other long-term liabilities	130,691
Total non-current liabilities	2,896,519
Total liabilities assumed	$5,106,905
Net assets acquired	9,337,933
Redeemable noncontrolling interest	62,000
Noncontrolling interests	545,000
Goodwill	$1,489,831

In connection with this acquisition, the Company recorded goodwill which represents future expected incremental wholesale and distributor customers, a diversified customer base, new retail locations, creation of new intellectual property and an acquired workforce with industry expertise. The amount of goodwill related to this acquisition is nondeductible for income tax purposes. The Company has not yet allocated the goodwill to its reporting units for goodwill impairment testing purposes. Goodwill will be allocated to reporting units when the preliminary purchase price allocation is finalized during the measurement period (which is up to a period of 12 months from the acquisition date).

Intangible Assets Acquired

The following table presents indefinite and finite-lived intangible assets acquired and the respective estimated useful life:

	Preliminary Fair	Estimated Useful
(in thousands)	Value	Life
Brand	$5,000,000	Indefinite
Customer relationships	40,000	12 years
Total	$5,040,000

The fair value of the Skechers brand name was estimated using the relief-from-royalty method, an income approach technique that reflects the royalty expense a market participant would avoid by owning rather than licensing the brand. Key assumptions included forecasted revenue and cash flows attributable to the brand and a royalty rate used in the valuation and a discount rate. The Skechers brand name was determined to have an indefinite useful life. The valuation relied on significant unobservable inputs and is therefore classified as a Level 3 fair value measurement. The acquired brand intangible asset includes all trademarks, trade names, product designs, and other intellectual property.

Future amortization expense related to the definite-lived intangible assets is expected to be approximately $0.8 million for the remainder of 2025 and $3.3 million for each of the annual periods thereafter through the end of the estimated useful life.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of the Company and Skechers as if the acquisition of Skechers had occurred on January 1, 2024. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what the Company's results of operations would have been had the acquisition been completed on January 1, 2024. In addition, these pro forma results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved.

Successor and Predecessor periods have been combined in the pro forma results for the period end of September 30, 2025, with pro forma adjustments to adjust for the different basis in accounting between the Successor and the Predecessor. The unaudited pro forma financial information includes, where applicable, adjustments for (i) the recognition in cost of revenue of the inventory step-up, (ii) amortization expense related to acquired intangible assets, (iii) removal of interest expense for debt repaid at close, (iv) transaction costs, (v) additional interest expense for borrowings related to funding the Skechers acquisition, (v) associated tax-related impacts of adjustments and (vi) impacts to net income available to common stockholders related to Common Units. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.

	Unaudited Pro Forma Financial Information
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Sales	$2,432,998	$2,347,705	$7,284,592	$6,756,935
Net earnings	108,428	114,350	181,093	113,432
Net earnings attributable to Common Unit holders	102,597	98,262	140,419	39,366

(3)
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S‑X. In the opinion of management, all normal recurring adjustments and accruals considered necessary to provide a fair statement of the results for the interim periods presented have been included.

Beach Acquisition is considered the acquirer of Skechers for accounting purposes and Skechers is the accounting Predecessor. Financial information through but not including the Merger Date is referred to as "Predecessor" company information, which has been prepared using Skechers' previous asset, liability and equity values. The financial information beginning September 12, 2025 is referred to as "Successor" company information and reflects the financial statement effects of recording fair value adjustments and the capital structure resulting from the Merger. The Successor period consists of: (1) the results of operations of the Company for the period from September 12, 2025 to September 30, 2025 and (2) merger and advisory costs related to the Skechers acquisition and interest expense related to the new debt financing. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Merger.

The December 31, 2024 balance sheet data was derived from audited financial statements of Skechers (Predecessor); however, the accompanying notes to the unaudited condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with Skechers’ 2024 audited financial statements incorporated by reference in the Registration Statement on Form S-4/A. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the unaudited condensed consolidated financial statements in prior years to conform to the current year presentation.

USE OF ESTIMATES

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Significant areas requiring the use of estimates relate primarily to allowances for credit losses, returns and customer chargebacks, inventory reserves, litigation reserves, valuation of deferred income taxes, stock-based compensation and the allocation of the merger consideration for business combinations. Actual results could differ materially from those estimates.

REVENUE RECOGNITION

The Company derives income from the sale of footwear, apparel and accessories and royalties earned from licensing the Skechers brand. The Company recognizes sales revenue, net of estimated returns and excluding sales and value added taxes. Revenue is recognized at point of sale or upon shipment, the point in time where control transfers to the customer.

Wholesale sales are primarily recognized upon shipment, and in certain international markets, upon delivery. Direct-to-Consumer sales are primarily recognized at the point of sale for transactions with customers at the Company’s retail stores and recognized upon shipment for sales made through its websites.

Sales are reduced by an estimate of customer merchandise returns, which is calculated based on historical experience. The Company reserves for potential disputed amounts or chargebacks from its customers. The Company’s chargeback reserve is based on a factors such as historical trends, customer behavior and nature of the chargeback.

COST OF SALES

Cost of sales consists primarily of product costs, including inbound freight costs, purchasing and receiving costs, and third-party royalties. Expense associated with sales return and inventory reserves is recognized in cost of sales.

ALLOWANCE FOR CREDIT LOSSES

The Company provides a reserve for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and its customers’ credit-worthiness. Allowances for credit losses are recorded to general and administrative expenses.

INCOME TAXES

The Company recognizes deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry‑forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term investments, which are highly liquid investments with maturities of three months or less when purchased.

INVENTORY

Inventory is stated at the lower of cost or net realizable value. Cost is primarily based on the first-in, first-out method. The weighted-average cost method is used in certain markets and Direct-to-Consumer channels. Cost of product includes shipping and handling fees. The Company estimates losses from obsolete or slow-moving inventory and reserves the cost of inventory at the time such determinations are made. The Company has consistently applied these inventory cost methods from year to year.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are as follows:

Buildings	20 to 40 years
Building improvements	10 to 20 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Shorter of useful life or remaining lease term

Noncontrolling Interests AND REDEEMABLE NONCONTROLLING INTEREST

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout China, Israel, South Korea, Mexico, and Southeast Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”) and the Company is considered the primary beneficiary. This determination is based on the relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. Specifically, the Company has both of the following characteristics: (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE, or the right to receive benefits from the entity that could potentially be significant to the VIE. The assets and liabilities and results of operations of these entities are included in the Company’s unaudited condensed consolidated financial statements, even though the Company may not hold a majority equity interest.

During 2024 (Predecessor), HF Logistics-SKX T3, LLC ("HF-T3"), a new joint venture, was created to support expansion of Skechers' North America distribution center. The Company is obligated to contribute cash of $150.0 million and the joint venture partner was obligated to contribute land with a value of $150.0 million. As of September 11, 2025, $125.0 million had been paid by the Predecessor. Subsequent to September 30, 2025, the remaining $25.0 million was paid by the Successor. HF-T3 is fully consolidated in the Company's financial statements.

The Company continues to reassess these relationships based on events and circumstances. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

A joint venture agreement allows the partner, based on certain triggers, to require the Company to repurchase its noncontrolling interest. As the redemption feature is not solely within the control of the Company, the noncontrolling interest is classified within temporary equity as redeemable noncontrolling interest. As of September 30, 2025, it was not probable that the redeemable noncontrolling interest would become redeemable.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. Certain international operations use the respective local currency as their functional currency, while others use the U.S. dollar as their functional currency. Translation adjustments for subsidiaries with non-U.S. dollar functional currencies are included in other comprehensive income. Foreign currency transaction gains (losses), and remeasurement, resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are reported in earnings. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated at the balance sheet date exchange rate. Net earnings and cash flow items are translated at the weighted-average exchange rates during the period. Translations of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value hierarchy as defined by applicable accounting standards prioritizes the use of inputs used in valuation techniques into the following three levels:

•
Level 1: Quoted market prices in active markets for identical assets or liabilities.
•
Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data.
•
Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity’s own assumptions.

The Company’s Level 1 investments primarily include money market funds, United States (“U.S.”) Treasury securities and actively traded mutual funds; Level 2 investments primarily include corporate notes and bonds, and U.S. Agency securities; and the Company does not currently have any Level 3 assets (other than the intangible assets discussed in Note 2) or liabilities. The Predecessor had one Level 2 derivative instrument which was an interest rate swap classified as other assets, net, at December 31, 2024. See Note 6 – Financial Commitments for further information.

The carrying amount of receivables, payables and other amounts arising out of the normal course of business approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s short-term and long-term borrowings, which are considered Level 2 liabilities, approximates fair value based on current rates and terms available to the Company for similar debt.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments can be applied prospectively, retrospectively or by using a modified transition approach based on the status of the project at the date of the adoption. The Company is currently evaluating the impact of this ASU; however it currently does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation and selling expenses included in each income statement line item. This update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and shall be applied either prospectively or retrospectively at the option of the Company and early adoption is permitted. The Company is currently evaluating the impact of the new disclosure requirements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. Once adopted, the Company expects to include additional income tax disclosures as required by the new guidance. The standard will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

(4)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	Successor
	As of September 30, 2025
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,278,732	$1,278,732	$1,278,732	$—	$—
Level 1
Money market funds	1,024,493	1,024,493	1,024,493	—	—
U.S. Treasury securities	332	332	—	332	—
Mutual funds	N/A	2,755	—	—	2,755
Total level 1	1,024,825	1,027,580	1,024,493	332	2,755
Level 2
Corporate notes and bonds	1,210	1,210	—	1,210	—
Asset-backed securities	146	146	—	—	146
U.S. Agency securities	—	—	—	—	—
Total level 2	1,356	1,356	—	1,210	146
Total	$2,304,913	$2,307,668	$2,303,225	$1,542	$2,901

	Predecessor
	As of December 31, 2024
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,094,228	$1,094,228	$1,094,228	$—	$—
Level 1
Money market funds	15,441	15,441	15,441	—	—
U.S. Treasury securities	26,160	26,160	2,849	14,513	8,798
Mutual funds	N/A	2,984	—	—	2,984
Total level 1	41,601	44,585	18,290	14,513	11,782
Level 2
Corporate notes and bonds	129,588	129,588	2,998	85,767	40,823
Asset-backed securities	22,073	22,073	—	257	21,816
U.S. Agency securities	20,091	20,091	1,000	17,933	1,158
Total level 2	171,752	171,752	3,998	103,957	63,797
Total	$1,307,581	$1,310,565	$1,116,516	$118,470	$75,579

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the unaudited Condensed Consolidated Balance Sheets are company owned life insurance contracts of $83.1 million and $71.1 million as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor). Consolidated interest income was $4.8 million, $4.7 million and $11.2 million for the period from September 12, 2025 to September 30, 2025 (Successor), the period from July 1, 2025 to September 11, 2025 (Predecessor) and the three months ended September 30, 2024 (Predecessor). Consolidated interest income was $16.8 million and $30.2 million for the period from January 1, 2025 to September 11, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor).

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.

(5)
Accrued Expenses

Accrued expenses were as follows:

	Successor	Predecessor
	As of	As of
(in thousands)	September 30, 2025	December 31, 2024
Accrued merger consideration	$426,150	$—
Accrued payroll, taxes, and other	233,596	166,233
Accrued interest payable	23,331	254
Return reserve liability	81,515	73,088
Accrued inventory purchases	41,564	90,676
Accrued expenses	$806,156	$330,251

(6)
Financial Commitments

The Company had $36.4 million and $36.6 million letters of credit as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor). Interest expense was $77.0 million, $8.7 million and $6.0 million for the period from September 12, 2025 to September 30, 2025 (Successor), the period from July 1, 2025 to September 11, 2025 (Predecessor) and the three months ended September 30, 2024 (Predecessor). Interest expense was $24.6 million for the period from January 1, 2025 to September 11, 2025 (Predecessor) and $15.4 million for the nine months ended September 30, 2024 (Predecessor). The Company was in compliance with all financial covenants as of September 30, 2025.

SHORT-TERM BORROWINGS

		Successor	Predecessor
		As of	As of
(in thousands)	Expiration Date	September 30, 2025	December 31, 2024
Revolving credit facility - Successor	September 2030	$—	$—
Revolving credit facility - Predecessor	—	—	—
Revolving credit facilities - India	Various 2026	18,129	21,209
Other - international facilities	Various 2027	46,352	12,129
Short-term borrowings		$64,481	$33,338

Revolving Credit Facility (Successor)

On September 12, 2025, in connection with the Merger, the Successor entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), which included allowance for a first lien cash flow revolving facility (the "Revolving Credit Facility"), with aggregate commitments of up to $1,600.0 million, and provides for the issuance of letters of credit up to $200.0 million and swingline loans up to a maximum of $200.0 million. No borrowings have been made on the credit facility. A commitment fee, payable quarterly in arrears, is assessed on the unused portion of the revolving commitments at a range of 0.25% to 0.50% per annum. The credit facility matures on September 12, 2030, and may be extended, subject to the conditions set forth in the Credit Agreement. The Company capitalized $32.4 million of deferred financing costs related to the Revolving Credit Facility, which is classified within Other Assets on the unaudited Condensed Consolidated Balance Sheets.

Revolving Credit Facilities (Predecessor)

The Predecessor previously maintained a revolving credit facility with Bank of America, N.A. which allowed for an unsecured credit facility of up to $750.0 million and provided for the issuance of letters of credit up to a maximum of $100.0 million. In connection with the Merger, the outstanding balance was paid and the credit facility was terminated effective September 12, 2025. The weighted average interest rate on outstanding borrowings during the period from July 1, 2025 to September 11, 2025 (Predecessor) was 5.44%.

Other Credit Facilities

The Company's subsidiary in India had various lines of credit as of September 30, 2025 (Successor), with unused capacity of $14.6 million and a weighted average interest rate on outstanding borrowings of 6.89%. Borrowings on the lines of credit are due in 180 days. Additionally, the Company (Successor) maintains various credit facilities within its other international markets with an aggregate unused capacity of approximately $25.4 million that is available for working capital needs and issuance of letters of credit.

LONG-TERM BORROWINGS

		Successor	Predecessor
		As of	As of
(in thousands)	Maturity Date	September 30, 2025	December 31, 2024
First Term Lien Loan Facility - USD denominated	September 2032	$1,555,000	$—
First Term Lien Loan Facility - Euro denominated	September 2032	1,467,669	—
Senior Secured Notes	July 2032	1,173,728	—
Senior PIK Notes	July 2033	2,200,000	—
HF-T1 Distribution Center Loan	March 2026	128,908	129,505
HF-T2 Distribution Center Construction Loan	April 2026	72,737	73,017
China Distribution Center Expansion Construction Loan	December 2032	107,341	68,450
China Operational Loans	Various 2026	136,398	150,517
Other	Various	—	92
Subtotal		6,841,781	421,581
Less: Debt issuance costs and original issuance discount		123,185	—
Less: Current installments of long-term borrowings		378,116	353,131
Long-term borrowings		$6,340,480	$68,450

Senior Secured Credit Facilities (Successor)

On September 12, 2025, the Company entered into a Credit Agreement with the lenders from time to time party thereto, the issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacities as administrative agent for the lenders and collateral agent (the “Credit Agreement”), which provides for a $1,555.0 million USD first lien term loan facility that bears interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin at a range of 3.00% to 3.25% per annum and a €1,250.0 million Euro first lien term loan facility that bears interest at the Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin at a range of 3.25% to 3.50% per annum, for an aggregate USD equivalent of $3,024.8 million (together, the “Term Loan Facility”). The Credit Agreement also provides for a Revolving Credit Facility and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”. Refer to the "Revolving Credit Facility (Successor)" section above for information regarding the Revolving Credit Facility.

The USD first lien term loan facility requires principal payments to be made quarterly in the amount of $3.9 million, with the remainder payable upon maturity. As of September 30, 2025, the interest rate was 7.31%. Principal payments on the Euro first lien term loan facility are payable upon maturity. As of September 30, 2025, the interest rate was 5.55%.

The obligations under the Credit Agreement are guaranteed by Skechers and certain other material U.S. subsidiaries and certain non-U.S. subsidiaries of Skechers who will subsequently join the Senior Secured Credit Facilities. The Senior Secured Credit Facilities are secured on a first priority basis by substantially all assets of Skechers and guarantors (subject to certain exclusions and exceptions).

Senior Notes (Successor)

On July 30, 2025, the Company entered into (i) an indenture, dated as of July 14, 2025 (the “Secured Notes Indenture”), in connection with the issuance and sale of €1,000.0 million in aggregate principal amount of 5.250% Senior Secured Notes (the “Senior Secured Notes”) and (ii) an indenture, dated as of July 14, 2025 (the “PIK Notes Indenture” and, together with the Secured Notes Indenture, the “Indentures”), in connection with the issuance and sale of $2,200.0 million in aggregate principal amount of 10.000% / 10.750% Senior PIK Toggle Notes (the “Senior PIK Notes” and, together with the Senior Secured Notes, the “Notes”). Pursuant to the Secured Notes Indenture, interest on the Senior Secured Notes is payable semi-annually in arrears at the stated rate of 5.25%. Similarly, interest on the Senior PIK Notes is payable semi-annually in arrears at a rate of 10.00% per annum in cash or, at the Issuer's election, 10.75% per annum payable in-kind ("PIK") pursuant to the PIK Notes Indenture. The principal balance of the Senior Secured Notes and the Senior PIK Notes is due at maturity. The Company caused to be deposited an amount of cash equal to the aggregate principal amount of Notes (the “Escrowed Proceeds”) into segregated escrow accounts until the date that certain escrow release conditions (the “Escrow Release Conditions”), including the consummation of the Merger, were satisfied. On September 12, 2025, the Escrow Release Conditions were satisfied, and the Escrowed Proceeds were released from the escrow accounts and used to fund a portion of the cash purchase price of the Merger and to pay related fees and expenses (the “Escrow Release”).

In connection with the Merger and upon the Escrow Release, Skechers (i) pursuant to a supplemental indenture to the Secured Notes Indenture, dated as of September 12, 2025 (the “Secured Notes Supplemental Indenture”) guaranteed the Secured Notes on a senior secured basis, along with Beach Acquisition Midco, LLC (“Midco”) and each of the Issuer’s existing and future wholly-owned subsidiaries that guarantee the obligations under the Senior Secured Credit Facilities (as defined below), including all material U.S. subsidiaries and certain non-U.S. subsidiaries and (ii) pursuant to a supplemental indenture to the PIK Notes Indenture, dated as of September 12, 2025 (the “PIK Notes Supplemental Indenture”) guaranteed the PIK Notes on a senior unsecured basis, along with each of the Issuer’s existing and future wholly-owned subsidiaries that guarantee the obligations under the Senior Secured Credit Facilities, including all material U.S. subsidiaries and certain non-U.S. subsidiaries who will subsequently join the Senior Secured Credit Facilities.

During the period from September 12, 2025 to September 30, 2025, the Company recognized $47.7 million of PIK interest expense, which reduced the initial debt issuance costs recognized.

HF-T1 Distribution Center Loan

To finance construction and improvements to Skechers’ North American distribution center, the Company’s joint venture with HF Logistics I, LLC ("HF"), HF Logistics-SKX, LLC (the "JV"), through a wholly-owned subsidiary of the JV ("HF-T1"), entered into a $129.5 million construction loan agreement and an interest rate swap agreement which fixed the effective interest rate on the loan at 2.55% per annum prior to the Merger Date under the Predecessor. In March 2025, upon maturity of the construction loan and interest rate swap agreements, HF-T1 entered into an agreement to extend the loan agreement to March 2026, with an option to further extend the maturity date to August 2026. The interest rate is based on the SOFR Daily Rate plus a margin of 1.85% per annum and principal payments of $0.1 million are required per month. The weighted-average annual interest rate on borrowings was 6.31% during the period from September 12, 2025 to September 30, 2025 (Successor) and 6.28% during the period from January 1, 2025 to September 11, 2025 (Predecessor). The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC ("TGD"), which is an affiliate of HF.

HF-T2 Distribution Center Construction Loan

In April 2020, HF Logistics-SKX T2, LLC ("HF-T2"), a joint venture, entered into a construction loan agreement of up to $73.0 million with Bank of America, N.A. to expand the North American distribution center. In April 2025, upon maturity of the construction loan agreement, HF-T2 entered into an agreement to extend the loan agreement to April 2026, with an option to further extend the maturity date to August 2026. The interest rate is based on the SOFR Daily Rate plus a margin of 1.85% per annum and principal payments of $0.1 million are required per month. The weighted-average annual interest rate on borrowings was 6.10% during the period from September 12, 2025 to September 30, 2025 (Successor) and 6.27% during the period from January 1, 2025 to September 11, 2025 (Predecessor). The obligations of HF-T2 under this loan are guaranteed by TGD.

China Distribution Center Expansion Construction Loan

In October 2022, the Company's Taicang Subsidiary entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at September 30, 2025 (Successor) was 2.60% and may increase or decrease over the life of the loan, and is evaluated every 12 months. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities with an aggregate capacity of 1.75 billion yuan to support the operations of its China joint venture. As of September 30, 2025 (Successor) and December 31, 2024 (Predecessor), interest rates on outstanding borrowings ranged from 0.60% to 2.60% per annum.

The following table presents the future principal payments required under the Company's debt obligations, discussed above:

Year (in thousands)	Maturities
Remainder of 2025	$92,860
2026	352,486
2027	24,262
2028	24,262
2029	25,507
2030	25,507
Thereafter	6,361,378
Total	$6,906,262

(7)
Members' Equity

Parent was incorporated with 3G Capital as the initial sole member of the company owning 100% of the limited liability company interests. Upon consummation of the Merger and amendment and restatement of the Parent’s Limited Liability Agreement (the "A&R LLCA"), the capital of Parent consists of two classes of units, designated as the Common Units and Class P units (“Class P Units,” and together with the Common Units, the "Members Units" or "Parent Units"). The holders of all issued and outstanding Parent Units will be entitled to the same rights and powers, except that each Class P Unit will be equivalent to 2.9655 Common Units.

On June 3, 2025, Parent issued 100% of its Common Units for $100.00, recorded as a Members Units receivable. The Members Units receivable is reflected as a reduction to members’ equity in accordance with ASC 505 Equity and is treated as a non-cash financing transaction in the consolidated statement of cash flows. Refer to the unaudited Condensed Statements of Members' Equity for activity during the Successor period.

Concurrently with the close of the Merger on September 12, 2025, the Company issued approximately 130,911 thousand Common Units to Fund VI for $3.8 billion to partially fund the purchase consideration and issued approximately 23,201 thousand Common Units in connection with the Mixed Election. Additionally, each restricted stock award for which vesting is tied in full or in part to the achievement of performance goals or metrics ("Skechers PSA") and each Skechers restricted stock unit award granted after the date of the Merger Agreement was cancelled and replaced with the right to one Class P Unit for each share of Skechers Common Stock subject to such Skechers PSA or restricted stock unit and subject to on-going service consistent with the original Skechers PSA or restricted stock unit grant. One Class P Unit is equivalent to 2.9655 Common Units, and has the same rights and privileges as Common Units.

The Common Units issued for rollover equity and equity financing ("Legacy Holders") have the same rights and privileges, except that, five years following the date of the A&R LLCA, the Legacy Holders of Common Units, through its representative, may request that the Company pursue an initial public offering or change of control that would result in a sale of 100% of Parent Units held by Legacy Holders (subject to and in accordance with the terms of the A&R LLCA). As the redemption feature is not solely within the control of the Company, these Units are classified within temporary equity as Redeemable Common Units. The fair value of these Units will be assessed at the end of each reporting period and any changes will be recognized as an adjustment to members' equity.

(8)
Stock Compensation

INCENTIVE AWARD PLAN (Predecessor)

During the period from January 1, 2025 to September 11, 2025, Skechers granted restricted stock with time-based vesting, as well as performance-based awards. The performance-based awards include those with a market condition tied to the Skechers' total shareholder return ("TSR") in relation to its peer companies as well as those with a financial performance condition tied to annual earnings per share ("EPS") growth.

Skechers determined the fair value of restricted stock awards and any performance-related components based on the closing market price of its common stock on the date of grant. For share-based awards with a performance-based vesting requirement, Skechers evaluated the probability of achieving the performance criteria throughout the performance period and adjusted stock compensation expense up or down based on its estimated probable outcome. Certain performance-based awards contain market condition components which are valued on the date of grant using a Monte Carlo simulation model.

A summary of the status and changes of Skechers' unvested shares is presented below:

	Predecessor
	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	3,057,034	$51.79
Granted	1,575,543	64.53
Vested/Released	(1,513,326)	46.68
Cancelled	(37,600)	55.67
Performance Adjustments	96,306	52.26
Unvested at September 11, 2025	3,177,957	$60.51

For the period from July 1, 2025 to September 11, 2025 (Predecessor) and the three months ended September 30, 2024 (Predecessor), compensation expense of $18.2 million and $20.3 million for grants under the incentive award plan was recognized as part of general and administrative expenses. For the period from January 1, 2025 to September 11, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), $66.0 million and $62.6 million of incentive stock compensation expense was recognized.

STOCK PURCHASE PLAN (Predecessor)

The 2018 Employee Stock Purchase Plan (the “ESPP”) provided eligible employees of Skechers the opportunity to purchase shares of Skechers' Class A Common Stock at a purchase price equal to 85% of the fair market value on the first trading day or last trading day of each purchase period, whichever is lower. Eligible employees could invest up to 15% of their compensation through payroll deductions during each purchase period. The purchase price discount and the look-back feature caused the ESPP to be compensatory and Skechers recognized compensation expense, which is computed using the Black-Scholes valuation model. The final purchase period ended during the quarter ended June 30, 2025.

For the three months ended September 30, 2024 (Predecessor), $0.7 million of ESPP stock compensation expense was recognized. For the period from January 1, 2025 to September 11, 2025 (Predecessor) and for the nine months ended September 30, 2024 (Predecessor), $1.7 million and $2.6 million of ESPP stock compensation expense was recognized.

RIGHTS TO CLASS P UNITS (Successor)

As a result of the Merger (see Note 2), the Predecessor's unvested restricted stock awards were accelerated to vest and were cancelled and settled in cash using the $63.00 purchase price per share of common stock. Unvested awards in the form of restricted stock units were partially settled in cash shortly following the Merger Date, with the remaining 50% to be settled in March 2026, with accrued interest. The amount not yet paid has been recorded under Accrued Liabilities as of September 30, 2025 (see Note 5).

Each unvested performance-based award was cancelled at the Merger Date and each replaced with a right to receive one Class P Unit, and such award will be subject to the same service-based vesting conditions as applicable in the original award, but will no longer include the performance-based vesting terms. For awards tied to TSR, the conversion to the right to receive Class P Units was measured based on actual performance through the end of the Predecessor period of September 11, 2025. For awards tied to EPS growth, the conversion was based on target performance where the applicable performance period has not ended as of the Merger Date, and otherwise based on actual performance.

The number of awards converted to the right to receive Class P Units is presented below:

	Target Shares	Rights to Class P Units
March 2023 EPS Grant	121,225	202,039
March 2023 TSR Grant	121,225	156,065
March 2024 EPS Grant	93,500	124,668
March 2024 TSR Grant	93,500	101,288
March 2025 EPS Grant	110,664	110,664
March 2025 TSR Grant	110,661	112,099
Total awards converted		806,823

In connection with the terms of the Merger Agreement, rights to Class P Units equivalent to 2.4 million Common Units were issued and will be expensed on a straight-line basis over the remaining service period, consistent with the service requirements under the original awards granted. During the period from September 12, 2025 to September 30, 2025 (Successor), $12.0 million was recognized as expense and classified within general and administrative expenses. As of September 30, 2025, unamortized stock-based compensation expense was $27.6 million which will be amortized over a weighted average period of 1.74 years.

(9)
Earnings Per Share/Unit

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of shares (Predecessor) or Members' Units (Successor) outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding shares or units and potentially dilutive shares or units using the treasury stock method.

The calculation of EPS is as follows:

Successor
(in thousands, except per share data)	September 12, 2025 to September 30, 2025
Net loss attributable to Common Unit holders	$(116,313)

Weighted-average common units outstanding, basic	154,112
Dilutive effect of nonvested units	—
Weighted-average common units outstanding, diluted	154,112
Anti-dilutive common units	—
Net loss per share attributable to Common Unit holders
Basic	$(0.75)
Diluted	$(0.75)

As a result of the net loss in the Successor period, the dilutive effect of the unvested rights to Class P units were considered anti-dilutive and, therefore, 1.4 million Common Unit equivalents were excluded from the diluted net loss per share calculation.

	Predecessor
(in thousands, except per share data)	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Net earnings attributable to Skechers	$160,158	$193,221	$533,092	$540,145

Weighted-average common shares outstanding, basic	150,308	151,831	149,887	152,409
Dilutive effect of nonvested shares	1,506	1,831	1,627	2,003
Weighted-average common shares outstanding, diluted	151,814	153,662	151,514	154,412
Anti-dilutive common shares excluded above	16	4	26	10
Net earnings per share attributable to Skechers
Basic	$1.07	$1.27	$3.56	$3.54
Diluted	$1.05	$1.26	$3.52	$3.50

(10)
Income Taxes

The interim tax provisions were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 35%, which is on average significantly lower than the U.S. federal and state combined statutory rate of 26%. The Company’s effective tax rate was 6.9%, (5.3)% and 14.7% for the period from September 12, 2025 to September 30, 2025 (Successor), the period from July 1, 2025 to September 11, 2025 (Predecessor) and the three months ended September 30, 2024 (Predecessor). For the period from September 12, 2025 to September 30, 2025 (Successor), the effective tax rate was primarily driven by higher earnings in lower tax jurisdictions and a U.S. pre-tax loss which resulted in an income tax benefit. For the period from July 1, 2025 to September 11, 2025 (Predecessor), the effective tax rate was driven by a U.S. pre-tax loss which resulted in an income tax benefit, as well as the impact of the Merger which resulted in the reversal of previously recorded tax expense on global intangible low-taxed income and allocated to the post-Merger period. The Company's effective tax rate was 13.9% and 17.8% for the period from January 1, 2025 to September 11, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor). For the period from January 1, 2025 to September 11, 2025 (Predecessor), the decrease in the effective tax rate was due to a U.S. pre-tax loss which resulted in an income tax benefit, as well as the impact of the Merger which resulted in the reversal of previously recorded tax expense on global intangible low-taxed income and allocated to the post-Merger period.

In the normal course of business, the Company's tax filings are subject to audit by federal, state and foreign tax authorities. The Company is currently under examination in certain foreign jurisdictions. The Company is unable to determine the impact as these examinations have not been completed.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States, which extended key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. While there is no material impact to the 2025 fiscal periods, the Company is still evaluating the potential impact of the OBBBA on its consolidated financial statements for periods beginning January 1, 2026.

(11)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. The Company made cash contributions of $0.5 million for the period from September 12, 2025 to September 30, 2025 (Successor) and also for the three months ended September 30, 2024 (Predecessor). The Company made cash contributions of $1.0 million for the period from January 1, 2025 to September 11, 2025 (Predecessor) and $1.5 million for the nine months ended September 30, 2024 (Predecessor).

The Company remitted $1.3 million to 3G Capital at the close of the Merger as part of the acquisition costs recognized within the Successor period unaudited Condensed Consolidated Statements of Earnings (Loss).

(12)
Segment and Geographic Information

The Company has two reportable segments, Wholesale and Direct-to-Consumer. Wholesale includes Skechers-branded stores operated by third-party franchisees and licensees, family shoe stores, specialty athletic and sporting goods retailers, department stores and big box club stores, and distributors in select international markets. Direct-to-Consumer includes Company-owned Skechers-branded stores, Company-owned e-commerce sites and leading third-party marketplaces and digital platforms. The Company’s Chief Operating Decision Maker ("CODM") is its Chief Operating Officer, who evaluates segment performance based on sales and gross margin. This information is used by the CODM to analyze the growth of each segment and then makes decisions about how to allocate capital and other resources to each segment. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

Segment Information

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024
Wholesale sales	$284,345	$1,109,551	$1,416,003
Cost of sales	185,652	628,013	810,546
Gross profit	98,693	481,538	605,457
Gross margin	34.7%	43.4%	42.8%

Direct-to-Consumer sales	$212,202	$826,900	$931,702
Cost of sales	86,706	276,457	314,113
Gross profit	125,496	550,443	617,589
Gross margin	59.1%	66.6%	66.3%

Total sales	$496,547	$1,936,451	$2,347,705
Cost of sales	272,358	904,470	1,124,659
Gross profit	224,189	1,031,981	1,223,046
Gross margin	45.1%	53.3%	52.1%

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Wholesale sales	$284,345	$3,943,187	$3,969,812
Cost of sales	185,652	2,248,092	2,231,333
Gross profit	98,693	1,695,095	1,738,479
Gross margin	34.7%	43.0%	43.8%

Direct-to-Consumer sales	$212,202	$2,844,858	$2,787,123
Cost of sales	86,706	952,295	936,485
Gross profit	125,496	1,892,563	1,850,638
Gross margin	59.1%	66.5%	66.4%

Total sales	$496,547	$6,788,045	$6,756,935
Cost of sales	272,358	3,200,387	3,167,818
Gross profit	224,189	3,587,658	3,589,117
Gross margin	45.1%	52.9%	53.1%

	Successor	Predecessor
(in thousands)	As of September 30, 2025	As of December 31, 2024
Identifiable assets
Wholesale	$11,575,295	$3,915,362
Direct-to-Consumer	5,241,898	4,540,396
Total	$16,817,193	$8,455,758

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024
Additions to property, plant and equipment
Wholesale	$11,504	$142,490	$57,569
Direct-to-Consumer	17,869	44,998	56,329
Total	$29,373	$187,488	$113,898

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Additions to property, plant and equipment
Wholesale	$11,504	$362,692	$154,929
Direct-to-Consumer	17,869	155,519	128,506
Total	$29,373	$518,211	$283,435

Geographic Information - Quarter-to-Date

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024
Geographic sales
Domestic Wholesale	$85,901	$324,205	$514,632
Domestic Direct-to-Consumer	80,575	350,579	401,374
Total domestic sales	166,476	674,784	916,006

International Wholesale	198,444	785,346	901,371
International Direct-to-Consumer	131,627	476,321	530,328
Total international sales	330,071	1,261,667	1,431,699

Total sales	$496,547	$1,936,451	$2,347,705

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024
Regional sales
Americas (AMER)	$220,711	$902,480	$1,156,073
Europe, Middle East & Africa (EMEA)	125,076	623,574	625,612
Asia Pacific (APAC)	150,760	410,397	566,020
Total sales	$496,547	$1,936,451	$2,347,705

China sales	$65,342	$162,631	$252,422

Geographic Information - Year-to-Date

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Geographic sales
Domestic Wholesale	$85,901	$1,233,665	$1,437,497
Domestic Direct-to-Consumer	80,575	1,156,882	1,141,158
Total domestic sales	166,476	2,390,547	2,578,655

International Wholesale	198,444	2,709,522	2,532,315
International Direct-to-Consumer	131,627	1,687,976	1,645,965
Total international sales	330,071	4,397,498	4,178,280

Total sales	$496,547	$6,788,045	$6,756,935

	Successor	Predecessor
(in thousands)	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Regional sales
Americas (AMER)	$220,711	$3,119,840	$3,276,469
Europe, Middle East & Africa (EMEA)	125,076	2,073,336	1,745,798
Asia Pacific (APAC)	150,760	1,594,869	1,734,668
Total sales	$496,547	$6,788,045	$6,756,935

China sales	$65,342	$718,446	$884,678

	Successor	Predecessor
(in thousands)	As of September 30, 2025	As of December 31, 2024
Property, plant and equipment, net
Domestic	$1,481,961	$1,236,882
International	743,344	598,048
Total	$2,225,305	$1,834,930

China property plant and equipment, net	$381,375	$303,607

CONCENTRATIONS OF RISK

The Company’s sales to its five largest customers accounted for approximately 10.7%, 6.8% and 9.9% of total sales for the period from September 12, 2025 to September 30, 2025 (Successor), the period from July 1, 2025 to September 11, 2025 (Predecessor) and the three months ended September 30, 2024 (Predecessor). For the period from January 1, 2025 to September 11, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), sales to its five large customers were approximately 8.2% and 9.0%.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Assets held outside the U.S. were $6.4 billion and $5.6 billion as of September 30, 2025 (Successor) and December 31, 2024 (Predecessor).

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated credit losses. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the period from September 12, 2025 to September 30, 2025 (Successor) were immaterial and for the period from July 1, 2025 to September 11, 2025 (Predecessor) and the three months ended September 30, 2024 (Predecessor) were $1.6 million and $1.1 million. For the period from January 1, 2025 to September 11, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), additions to the provision for expected credit losses were $4.3 million and $3.8 million.

The Company’s accounts receivables, excluding allowances for credit losses and chargebacks, by geography are summarized as follows:

	Successor	Predecessor
(in thousands)	As of September 30, 2025	As of December 31, 2024
Domestic accounts receivable	$249,990	$345,488
International accounts receivable	906,371	711,686

The Company’s top five manufacturers produced the following percentages of total production:

	Predecessor
(percentage of total production)	July 1, 2025 to September 11, 2025	Three Months ended September 30, 2024	January 1, 2025 to September 11, 2025	Nine Months ended September 30, 2024
Manufacturer #1	20.2	21.8	20.7	20.6
Manufacturer #2	7.0	6.4	6.3	6.9
Manufacturer #3	5.0	6.0	4.9	5.9
Manufacturer #4	4.2	6.0	3.6	5.9
Manufacturer #5	3.2	3.6	3.3	3.6
Total	39.6	43.8	38.8	42.9

For the period from September 12, 2025 to September 30, 2025 (Successor), the Company's top five manufacturers produced 41.4% of total production and the percentages by Manufacturer were consistent with the 2025 periods presented above.

(13)
Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its unaudited condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements at September 30, 2025 (Successor), nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide the reader with information that will assist in understanding our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of our company as a whole.

This quarterly report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected operating results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, the Merger (as defined herein), capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

•
our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
•
our ability to sustain, manage and forecast our costs and proper inventory levels;
•
our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;
•
global economic, political and market conditions including the effects of inflation, tariffs, the threat of tariffs, changes in trade policies, and foreign currency exchange rate fluctuations around the world, the challenging consumer retail market in the United States (“U.S.”) and the impact of war and other conflicts around the world;
•
the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
•
our ability to continue to manufacture and ship our products that are sourced in China and Vietnam, which could be adversely affected by various economic, political, health or trade conditions, or a natural disaster in China or Vietnam;
•
our ability to manage the impact from delays and disruptions in our supply chain;
•
the potential adverse effect of our substantial indebtedness on our financial health and our ability to execute our business strategy;
•
the restrictions contained in the documents governing our outstanding and possibly any future indebtedness that limit our ability to access sufficient capital and flexibility to operate our business;
•
the possibility that we fail to comply with the covenants in the documents governing the terms of our indebtedness and that such failure constitutes an event of default that is not waived by lenders or investors and/or amended in the event of any such failure;
•
our foreign currency indebtedness and potential foreign currency exchange risk, which could cause our indebtedness service obligations to increase significantly;
•
the risk of potential difficulties with the Company's ability to retain and hire key personnel and maintain relationships with customers and other third parties as a result of the Merger; the risk that stockholder litigation in connection with the Merger may result in significant costs of defense, indemnification and liability; and
•
other factors referenced or incorporated by reference in our Registration Statement on Form S-4/A filed on July 30, 2025, including the following filings of Skechers: Annual Report on Form 10-K for the year ended December 31, 2024 under the captions “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption "Part II—Item 1A. Risk Factors" in the Quarterly Reports on Form 10-Q for the periods ended June 30, 2025 and March 31, 2025.

The risks included herein are not exhaustive. Other sections of this report include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. We cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent and changing risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report, as a prediction of actual results. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document, except as otherwise required by reporting requirements of applicable federal and states securities laws.

Factors Affecting Comparability of Results of Operations

On September 12, 2025 (the "Merger Date"), we acquired Skechers USA, Inc. ("Skechers") and, pursuant to the Agreement and Plan of Merger dated May 4, 2025 (as may be amended from time to time, the “Merger Agreement”), Merger Sub merged with and into Skechers with Skechers continuing as the surviving corporation and becoming a subsidiary of Parent (the “Merger”). In this section, “we,” us,” “our” and “Company” refer to Skechers (Predecessor) for the periods up to and through September 11, 2025 and Beach Acquisition (Successor) for the period beginning on September 12, 2025.

The Merger was accounted for using the acquisition method of accounting, which provides a period of up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at the Merger Date. As of September 30, 2025, we have recorded preliminary acquisition accounting allocations. Acquisition accounting resulted in certain items that affect the comparability of the results of operations between us and our Predecessor, including changes in asset carrying values (and related depreciation and amortization) and expenses related to incurring the debt that financed the Merger that were capitalized and amortized as interest expense. Refer to Note 2 of the accompanying unaudited Condensed Consolidated Financial Statements included in Part I, describing the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed.

The comparability of our operating results for the period from September 12, 2025 through September 30, 2025 (Successor), January 1, 2025 through September 11, 2025 (Predecessor) and the three- and nine-month periods ended September 30, 2024 (Predecessor) was impacted by the acquisition of Skechers. The entirety of Beach Acquisition’s activity through the closing date of the acquisition of Skechers was related to our formation. Although U.S. GAAP requires that we report our results for the period from July 1, 2025 to September 11, 2025 and the period from September 12, 2025 to September 30, 2025 separately, Management believes reviewing our operating results for the three months ended September 30, 2025 by combining the results of the Predecessor and Successor periods (“Non-GAAP Combined”) is more useful in discussing our overall operating performance when compared to the same period in the prior year. The combined results for the three months ended September 30, 2025 represent the sum of the reported amounts for the Predecessor period from July 1, 2025 through September 11, 2025 and the Successor period from September 12, 2025 through September 30, 2025. The combined results for the nine months ended September 30, 2025 represent the sum of the reported amounts for the Predecessor period from January 1, 2025 through September 11, 2025 and the Successor period from September 12, 2025 through September 30, 2025. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations. The Non-GAAP Combined results do not reflect the actual results we would have achieved had the Merger occurred at the beginning of fiscal 2025 and are not necessarily indicative of future results. Accordingly, the results for the combined three- and nine-month periods ended September 30, 2025 (prepared on a Non-GAAP basis) and the three- and nine-month periods ended September 30, 2024 (prepared on a GAAP basis) may not be comparable.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Item 1 of this Quarterly Report on Form 10-Q and the Skechers (Predecessor) Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025 (and was incorporated by reference in our Registration Statement on Form S-4/A).

OVERVIEW

We completed the acquisition of Skechers, the third largest footwear company in the world, on September 12, 2025. Skechers designs, develops and markets a diverse range of footwear, apparel, and accessories. For over 30 years, Skechers has expanded their product offering and grown sales while substantially increasing the breadth of their consumer and customer base. This merger is a long-term partnership opportunity for Skechers to further evolve as a global leader in both lifestyle and performance footwear. Our objective is to profitably grow the Skechers operations worldwide by delivering stylish, comfortable, innovative and high-quality products at a reasonable price. Skechers will continue to execute its ongoing strategic initiatives including designing award-winning and innovative product, international development, direct-to-consumer expansion, domestic wholesale growth, and strategic investments in global distribution, infrastructure and technology.

We believe the following competitive strengths have been key drivers of Skechers' success to date and will strategically position us for continued success:

•
a market leader with iconic global brand and reach;
•
an agile product development model with highly diversified portfolio;
•
an attractive omnichannel route-to-market with significant scale across channels and regions; and
•
an asset-light manufacturing model with exceptional global distribution footprint.

Going forward, we intend to continue prioritizing these strategies and leverage Skechers' competitive strengths to drive our long-term success. Our growth strategy is comprised of the following priorities:

•
continue to develop new comfort innovations and deliver value in our products;
•
leverage our diversified global omni-channel model to serve consumers across all channels;
•
acquire and retain customers via distinct brand positioning; and

•
drive profit expansion through highly visible cost improvements.

Skechers is dedicated to delivering exceptional product for consumers of all ages and interests. In the third quarter of 2025, Skechers opened the first Skechers Performance store in the United States, launched the SKX Full-Court PressTM basketball shoes, added the Slip-ins® technology to Skechers AERO series running footwear and Skechers Performance signed NBA athlete OG Anunoby. As we continue to drive purchase intent and brand awareness, and increase our offering of Skechers products globally, we remain focused on building efficiencies within our business to scale for profitable growth.

RESULTS OF OPERATIONS – QUARTER-TO-DATE

We have two reportable segments, Wholesale and Direct-to-Consumer. Wholesale includes Skechers-branded stores operated by third-party franchisees and licensees, family shoe stores, specialty athletic and sporting goods retailers, department stores and big box club stores, and distributors in select international markets. Direct-to-Consumer includes Company-owned Skechers-branded stores, Company-owned e-commerce sites and leading third-party marketplaces and digital platforms.

Comparison of the periods from July 1, 2025 to September 11, 2025 (Predecessor) and September 12, 2025 to September 30, 2025 (Successor) to the three months ended September 30, 2024 (Predecessor).

Because the Successor period includes purchase price accounting adjustments as a result of the Merger, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) up to and including the Merger Date (labeled “Predecessor”) and (2) the period after that date (labeled “Successor”). Our financial results for the period from July 1, 2025 to September 11, 2025 and the three months ended September 30, 2024 are labeled as the “Predecessor” period. Our financial results for the period from September 12, 2025 to September 30, 2025 are labeled as the “Successor” period. Refer to the section titled "Factors Affecting Comparability of Results of Operations" for discussion related to the Non-GAAP Combined presentation.

The following table sets forth selected information from our results of operations for the Successor period from September 12, 2025 to September 30, 2025, the Predecessor period from July 1, 2025 to September 11, 2025 and the three months ended September 30, 2024 (Predecessor):

	Non-GAAP Combined	Successor	Predecessor		Non-GAAP Change
(in thousands)	Three Months Ended September 30, 2025	September 12, 2025 to September 30, 2025	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024	$	%
Sales	$2,432,998	$496,547	$1,936,451	$2,347,705	85,293	3.6
Cost of sales	1,176,828	272,358	904,470	1,124,659	52,169	4.6
Gross profit	1,256,170	224,189	1,031,981	1,223,046	33,124	2.7
Gross margin	51.6%	45.1%	53.3%	52.1%		(50) bps
Operating expenses
Selling	225,987	54,034	171,953	211,162	14,825	7.0
General and administrative	919,087	221,567	697,520	778,460	140,627	18.1
Total operating expenses	1,145,074	275,601	869,473	989,622	155,452	15.7
As a % of sales	47.1%	55.5%	44.9%	42.2%		490 bps
Earnings (loss) from operations	111,096	(51,412)	162,508	233,424	(122,328)	(52.4)
Operating margin	4.6%	(10.4)%	8.4%	9.9%		(530) bps
Interest (expense) income	(76,273)	(72,246)	(4,027)	5,262	(81,535)	n/m
Other income (expense)	(1,807)	1,369	(3,176)	6,629	(8,436)	(127.3)
Earnings (loss) before income taxes	33,016	(122,289)	155,305	245,315	(212,299)	(86.5)
Income tax expense (benefit)	(16,661)	(8,499)	(8,162)	36,006	(52,667)	(146.3)
Net earnings (loss)	49,677	(113,790)	163,467	209,309	(159,632)	(76.3)
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	5,832	2,523	3,309	16,088	(10,256)	(63.7)
Net earnings (loss) attributable to Common Unit holders / Skechers	$43,845	$(116,313)	$160,158	$193,221	(149,376)	(77.3)

n/m: not meaningful.

Sales

Combined sales increased $85.3 million, or 3.6%, to $2.43 billion, compared to $2.35 billion (Predecessor) as a result of an 11.2% increase internationally and an 8.2% decrease domestically. Wholesale decreased 1.6% and Direct-to-Consumer increased 11.5%. Sales increased overall due to higher average selling prices.

Gross margin

Combined gross margin decreased 50 basis points to 51.6% compared to 52.1% (Predecessor), due to the impact of inventory related purchase price accounting adjustments, which increased costs of sales during the Successor period, and higher costs per unit, driven by higher duties domestically as a result of higher tariff rates, partially offset by a higher proportion of Direct-to-Consumer sales, as well as higher average selling prices.

Operating expenses

Combined operating expenses increased $155.5 million, or 15.7%, to $1.1 billion, and as a percentage of sales increased 490 basis points to 47.1%. Selling expenses increased $14.8 million, or 7.0%, to $226.0 million, primarily due to higher demand creation expenditures. General and administrative expenses increased $140.6 million, or 18.1%, to $919.1 million. The increased expenses were driven by increases in labor costs of $39.7 million and facility related costs of $28.9 million, including rent and depreciation, largely due to our global retail expansion, as well as labor costs at our European distribution center. In addition, distribution costs increased $18.9 million, largely due to shipping and packaging costs. We also incurred $28.0 million of buyer transaction expenses related to the Merger.

Interest (expense) income

Combined interest expense (net) was $76.3 million for the combined three months ended September 30, 2025, as compared to interest income of $5.3 million for the three months ended September 30, 2024 (Predecessor). Our interest expense is significantly higher following the Merger than experienced by our Predecessor in prior periods due to the higher principal amount of debt outstanding during the period from September 12, 2025 to September 30, 2025.

Other income (expense)

Other expense (net) was $1.8 million for the combined three months ended September 30, 2025, as compared to other income of $6.6 million for the three months ended September 30, 2024 (Predecessor). The change of $8.4 million was primarily due to unfavorable foreign currency exchange rates in Europe and Asia.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Non-GAAP Combined	Successor	Predecessor
(in thousands)	Three Months Ended September 30, 2025	September 12, 2025 to September 30, 2025	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024
Income tax (benefit) expense	$(16,661)	$(8,499)	$(8,162)	$36,006
Effective tax rate	(50.5)%	6.9%	(5.3)%	14.7%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the non-U.S. jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 26%. For the quarter, the combined effective tax rate was driven by a U.S. pre-tax loss which resulted in an income tax benefit, as well as higher earnings in lower tax jurisdictions.

The Organization for Economic Cooperation and Development ("OECD") has issued various proposals that would change long-standing global tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15% for large multinational companies. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes and cash tax payments in future periods. Certain countries in which we operate have already enacted the Pillar Two minimum tax regime. Certain rules begin to be effective for us in fiscal year 2025 and we expect our tax rate to increase as a result. However, we expect that the increase will be partially offset by lower earnings in higher tax jurisdictions and, as such, for fiscal year 2025, we expect our tax rate to be between 20% and 21%. We continue to evaluate the potential impact of enacted and future legislation concerning the Pillar Two framework in the non-U.S. tax jurisdictions we operate in.

Noncontrolling interests and redeemable noncontrolling interest in net earnings of joint ventures

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Combined net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $10.3 million to $5.8 million, compared to $16.1 million in the prior year (Predecessor), due to lower earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – QUARTER-TO-DATE

Wholesale

	Non-GAAP Combined	Successor	Predecessor		Non-GAAP Change
(in thousands)	Three Months Ended September 30, 2025	September 12, 2025 to September 30, 2025	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024	$	%
Sales	$1,393,896	$284,345	$1,109,551	$1,416,003	(22,107)	(1.6)
Gross profit	580,231	98,693	481,538	605,457	(25,226)	(4.2)
Gross margin	41.6%	34.7%	43.4%	42.8%		(120) bps

Combined Wholesale sales decreased $22.1 million, or 1.6%, to $1.4 billion, due to decreases in the Americas of 12.3% and Asia Pacific of 8.3%, partially offset by increases in Europe, Middle East & Africa of 17.0%. Wholesale volume decreased 4.5% and average selling price per unit increased 3.0%.

Combined Wholesale gross margin decreased 120 basis points to 41.6% driven by purchase price accounting adjustments to inventory, which impacted costs of sales during the Successor period, and higher costs per unit, partially offset by higher average selling prices.

Direct-to-Consumer

	Non-GAAP Combined	Successor	Predecessor		Non-GAAP Change
(in thousands)	Three Months Ended September 30, 2025	September 12, 2025 to September 30, 2025	July 1, 2025 to September 11, 2025	Three Months Ended September 30, 2024	$	%
Sales	$1,039,102	$212,202	$826,900	$931,702	107,400	11.5
Gross profit	675,939	125,496	550,443	617,589	58,350	9.4
Gross margin	65.1%	59.1%	66.6%	66.3%		(120) bps

Combined Direct-to-Consumer sales increased $107.4 million, or 11.5%, to $1.0 billion, which includes increases in the Americas of 9.0%, Europe, Middle East & Africa of 28.3% and Asia Pacific of 7.2%. Direct-to-Consumer volume increased 6.8% and average selling price per unit increased 4.4%.

Combined Direct-to-Consumer gross margin decreased 120 basis points to 65.1% driven by purchase price accounting adjustments to inventory, which impacted costs of sales during the Successor period, and higher costs per unit, driven by higher duties domestically as a result of higher tariff rates, partially offset by higher average selling prices.

RESULTS OF OPERATIONS – YEAR-TO-DATE

Comparison of the periods from January 1, 2025 to September 11, 2025 (Predecessor) and September 12, 2025 to September 30, 2025 (Successor) to the nine months ended September 30, 2024 (Predecessor).

Our financial results for the period from January 1, 2025 to September 11, 2025 and the nine months ended September 30, 2024 are labeled as the “Predecessor” period. Our financial results for the period from September 12, 2025 to September 30, 2025 are labeled as the “Successor” period. Refer to the section titled "Factors Affecting Comparability of Results of Operations" for discussion related to the Non-GAAP Combined presentation.

The following table sets forth selected information from our results of operations for the Successor period from September 12, 2025 to September 30, 2025, the Predecessor period from January 1, 2025 to September 11, 2025 and the nine months ended September 30, 2024 (Predecessor):

	Non-GAAP Combined	Successor	Predecessor		Non-GAAP Change
(in thousands)	Nine Months Ended September 30, 2025	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024	$	%
Sales	$7,284,592	$496,547	$6,788,045	$6,756,935	527,657	7.8
Cost of sales	3,472,745	272,358	3,200,387	3,167,818	304,927	9.6
Gross profit	3,811,847	224,189	3,587,658	3,589,117	222,730	6.2
Gross margin	52.3%	45.1%	52.9%	53.1%		(80) bps
Operating expenses
Selling	662,943	54,034	608,909	603,534	59,409	9.8
General and administrative	2,599,601	221,567	2,378,034	2,246,830	352,771	15.7
Total operating expenses	3,262,544	275,601	2,986,943	2,850,364	412,180	14.5
As a % of sales	44.8%	55.5%	44.0%	42.2%		260 bps
Earnings (loss) from operations	549,303	(51,412)	600,715	738,753	(189,450)	(25.6)
Operating margin	7.5%	(10.4)%	8.8%	10.9%		(340) bps
Interest (expense) income	(80,106)	(72,246)	(7,860)	14,842	(94,948)	n/m
Other income (expense)	72,073	1,369	70,704	(6,653)	78,726	n/m
Earnings (loss) before income taxes	541,270	(122,289)	663,559	746,942	(205,672)	(27.5)
Income tax expense (benefit)	83,817	(8,499)	92,316	132,731	(48,914)	(36.9)
Net earnings (loss)	457,453	(113,790)	571,243	614,211	(156,758)	(25.5)
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	40,674	2,523	38,151	74,066	(33,392)	(45.1)
Net earnings (loss) attributable to Common Unit holders / Skechers	$416,779	$(116,313)	$533,092	$540,145	(123,366)	(22.8)

n/m: not meaningful.

Sales

Combined sales increased $527.7 million, or 7.8%, to $7.28 billion, compared to $6.76 billion (Predecessor) as a result of a 13.1% increase internationally and a 0.8% decrease domestically. Wholesale increased 6.5% and Direct-to-Consumer increased 9.7%. Sales increased overall due to higher sales volume and higher average selling prices.

Gross margin

Combined gross margin declined 80 basis points to 52.3% compared to 53.1% (Predecessor), due to the impact of inventory related purchase price accounting adjustments, which increased costs of sales during the Successor period, and higher costs per unit, driven by higher duties domestically as a result of higher tariff rates, partially offset by higher average selling prices.

Operating expenses

Combined operating expenses increased $412.2 million, or 14.5%, to $3,262.5 million, and as a percentage of sales increased 260 basis points to 44.8%. Selling expenses increased $59.4 million, or 9.8%, to $662.9 million, primarily due to higher demand creation expenditures. General and administrative expenses increased $352.8 million, or 15.7%, to $2,599.6 million. The increased expenses were driven by increases in labor costs of $123.7 million and facility related costs of $82.9 million, including rent and depreciation, largely due to our global retail expansion, as well as labor costs at our European distribution center. In addition, distribution costs increased $48.1 million, largely due to shipping and packaging costs. We also incurred $28.0 million of buyer transaction expenses related to the Merger.

Interest (expense) income

Combined interest expense (net) was $80.1 million for the combined nine months ended September 30, 2025, as compared to interest income of $14.8 million for the nine months ended September 30, 2024 (Predecessor). Our interest expense is significantly higher following the Merger than experienced by our Predecessor in prior periods due to the higher principal amount of debt outstanding during the period from September 12, 2025 to September 30, 2025.

Other income (expense)

Combined other income (net) was $72.1 million for the combined nine months ended September 30, 2025, as compared to expense of $6.7 million for the nine months ended September 30, 2024 (Predecessor). The change of $78.7 million was primarily due to favorable foreign currency exchange rates in Europe.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Non-GAAP Combined	Successor	Predecessor
(in thousands)	Nine Months Ended September 30, 2025	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024
Income tax expense (benefit)	$83,817	$(8,499)	$92,316	$132,731
Effective tax rate	15.5%	6.9%	13.9%	17.8%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the non-U.S. jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 26%. Year-to-date, the decrease in the combined effective tax rate was driven by a U.S. pre-tax loss which resulted in an income tax benefit, as well as higher earnings in lower tax jurisdictions.

Noncontrolling interests and redeemable noncontrolling interest in net earnings of joint ventures

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Combined net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $33.4 million to $40.7 million, compared to $74.1 million in the prior year (Predecessor), due to lower earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – YEAR-TO-DATE

Wholesale

	Non-GAAP Combined	Successor	Predecessor		Non-GAAP Change
(in thousands)	Nine Months Ended September 30, 2025	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024	$	%
Sales	$4,227,532	$284,345	$3,943,187	$3,969,812	257,720	6.5
Gross profit	1,793,788	98,693	1,695,095	1,738,479	55,309	3.2
Gross margin	42.4%	34.7%	43.0%	43.8%		(140) bps

Combined Wholesale sales increased $257.7 million, or 6.5%, to $4.2 billion, due to increases in Europe, Middle East & Africa of 25.8%, partially offset by decreases in the Americas of 3.8% and Asia Pacific of 2.1%. Wholesale volume increased 5.7% and average selling price per unit increased 0.7%.

Combined Wholesale gross margin decreased 140 basis points to 42.4% driven by the impact of inventory related purchase price accounting adjustments, which increased costs of sales during the Successor period, and higher costs per unit, driven by higher duties domestically as a result of higher tariff rates.

Direct-to-Consumer

	Non-GAAP Combined	Successor	Predecessor		Non-GAAP Change
(in thousands)	Nine Months Ended September 30, 2025	September 12, 2025 to September 30, 2025	January 1, 2025 to September 11, 2025	Nine Months Ended September 30, 2024	$	%
Sales	$3,057,060	$212,202	$2,844,858	$2,787,123	269,937	9.7
Gross profit	2,018,059	125,496	1,892,563	1,850,638	167,421	9.0
Gross margin	66.0%	59.1%	66.5%	66.4%		(40) bps

Combined Direct-to-Consumer sales increased $269.9 million, or 9.7%, to $3,057.1 million, which includes increases in the Americas of 9.1%, Europe, Middle East & Africa of 26.5% and Asia Pacific of 3.1%. Direct-to-Consumer volume increased 6.6% and average selling price per unit increased 2.9%.

Combined Direct-to-Consumer gross margin decreased 40 basis points to 66.0% driven by the impact of inventory related purchase price accounting adjustments, which increased costs of sales during the Successor period, and higher costs per unit, driven by higher duties domestically as a result of higher tariff rates, when compared to the prior year, partially offset by higher average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

We had cash and cash equivalents of $2,303.2 million as of September 30, 2025 (Successor). Amounts held outside the U.S. were $1,277.7 million, or 55.5% and $571.8 million was available for repatriation to the U.S. as of September 30, 2025 (Successor), without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

As of September 30, 2025 (Successor), we had unused credit capacity of $1,600.0 million on our corporate revolving credit facility, with swingline loans up to a maximum of $200.0 million. We believe that anticipated cash flows from operations, existing cash and investment balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital as of September 30, 2025 (Successor) was $3.2 billion, an increase of $1,037.5 million from working capital of $2.2 billion at December 31, 2024 (Predecessor). Our cash and cash equivalents as of September 30, 2025 (Successor) were $2,303.2 million, compared to $1,116.5 million as of December 31, 2024 (Predecessor). Our primary source of operating cash is collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the combined nine months ended September 30, 2025, net cash provided by operating activities was $600.3 million compared to $454.7 million for the nine months ended September 30, 2024 (Predecessor). The $145.6 million increase in operating cash flows primarily resulted from changes in working capital.

Investing Activities

Net cash used in investing activities was $8,043.8 million for the combined nine months ended September 30, 2025, compared to $331.1 million for the nine months ended September 30, 2024 (Predecessor). The $7,712.7 million increase was due to the acquisition of Skechers of $7,689.4 million, increased capital expenditures of $264.1 million, partially offset by net investment activity of $230.9 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the combined nine months ended September 30, 2025 were $547.6 million, which included $281.3 million related to the expansion of our global distribution infrastructure and $173.4 million related to investments in our retail stores and direct-to-consumer technologies. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash provided by financing activities was $10,011.0 million during the combined nine months ended September 30, 2025, compared to $27.6 million during the nine months ended September 30, 2024 (Predecessor). The increase of $9,983.3 million is the result of increased borrowings of $6,116.5 million, capital contributions of $3,796.4 million, partially offset by repurchases of common stock of $210.1 million during the prior period.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of September 30, 2025 (Successor), outstanding borrowings were $6,783.1 million, of which $6,273.2 million related to debt financing for the acquisition of Skechers, $309.0 million related to loans for our domestic and China distribution centers, $136.4 million related to our operations in China, and the remainder related to our international operations. Our short-term and long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 6 – Financial Commitments of the unaudited Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates are affected by significant judgments used in the preparation of our consolidated financial statements.

Reserves for returns and chargebacks. Revenue is recorded net of estimates for returns from our customers and potential disputed amounts or chargebacks. We accrue a liability for product returns at the time of sale based on our historical experience. Our chargeback reserve is based on a collectability percentage based on factors such as historical trends, current economic conditions, and nature of the chargeback receivables.

Allowance for credit losses. Accounts receivable is recorded net of estimated losses from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and our experience with the account. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Allowances for credit losses are recorded to general and administrative expenses. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales.

Inventory reserves. Inventory is stated at the lower of cost or net realizable value. Inventory reserves are recorded for excess and slow-moving inventory. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value is determined based on historical sales experience on a style-by-style basis. The valuation of inventory could be impacted by changes in public and consumer preferences, demand for product, changes in the buying patterns of both retailers and consumers and inventory management of customers.

Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated financial statements. The likelihood of a material change in these estimated reserves would depend on additional information or new claims as they may arise as well as the favorable or unfavorable outcome of particular litigation. Both the likelihood and amount (or range of loss) on a large portion of our remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of potential liability could materially impact our results of operations and financial position.

Tax estimates. The establishment of deferred tax assets from intra-entity transfers of certain intellectual property rights and other transactions requires management to make significant estimates and assumptions to determine the fair value of such intellectual property rights. The valuation of deferred tax assets requires significant estimates and assumptions including, but not limited to, future sales growth, discount rates and the expected life of the assets, which by their nature are inherently uncertain and may ultimately differ materially from our actual results. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance.

Business Combinations. We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. The valuation of identifiable intangible assets reflects management's estimates based on, among other factors, use of established valuation methods, including, but not limited to, the relief-from-royalty method income approach. Further estimates within these models include, but are not limited to, future expected cash flows, including revenues and expenses, and applicable discount rates. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our unaudited Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 — Summary of Significant Accounting Policies in the accompanying Notes to the unaudited Condensed Consolidated Financial Statements for recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Other than those described below, there have been no material changes from the information previously reported by Skechers under Part II, Item 7A of the Skechers Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was incorporated by reference in our Registration Statement on Form S-4/A.

Interest rate fluctuations. As of September 30, 2025, we had $6,396.4 million of outstanding long-term borrowings (gross of debt issuance costs and original issuance discount) related to the financing of the Skechers acquisition that were subject to changes in interest rates. Interest rates on these outstanding borrowings fluctuate based on a variety of base rates, including the following: the Secured Overnight Financing Rate ("SOFR") and the Euro Interbank Offered Rate ("EURIBOR"). A 200-basis point increase in interest rates would have increased interest expense by approximately $70.7 million for a full 12 month period. Changes in these interest rates will have an effect on the interest charged on outstanding balances and may have a material impact on our financial condition, results of operations or cash flows during the next 12 months.

Refer to Note 6 — Financial Commitments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for further details.

Foreign currency exchange rate fluctuations. As of September 30, 2025, we had $2,566.0 million of outstanding borrowings (net of debt issuance costs and original issuance discount) related to our Term Loan Facility Tranche B-2 and our Senior Secured Notes which are denominated in Euros. A 200-basis point fluctuation in the Euro at September 30, 2025 would have resulted in an additional unrealized foreign currency gain/loss of $51.3 million. Foreign currency fluctuations on our Euro denominated borrowings could have a material impact on our financial condition, results of operations or cash flows during the next 12 months.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures, which are required in accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our CEO and CFO also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

PWCM Master Fund LTD., et al. v. Robert Greenberg, et al., No. 2025-1281 (Del. Ch.) – On November 5, 2025, certain purported stockholders of Skechers filed a lawsuit in the Delaware Court of Chancery against certain current and former officers and directors of Skechers, alleging breaches of fiduciary duty in connection with the merger of Skechers and affiliates of 3G Capital Inc. (collectively, “3G Capital”). Plaintiffs also asserted a claim against 3G Capital Inc. for allegedly aiding and abetting breach of fiduciary duty. Plaintiffs seek to represent a class of Skechers stockholders, and seek damages in an amount to be determined at trial, as well as certain costs and fees. While it is too early to predict the outcome of the case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Petitioners v. Skechers U.S.A., Inc. – On September 16, 2025, a purported holder of Skechers Common Stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned Giffuni v. Skechers U.S.A., Inc. C.A. No. 2025-1044-KSJM (Del. Ch.). On September 18, 2025, a purported holder of Skechers Common Stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned Lancashire Investments L.P. v. Skechers U.S.A., Inc. C.A. No. 2025-1053 (Del.

Ch.). On September 23, 2025, a purported holder of Skechers Common Stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned FourWorld Global Opportunities Fund, Ltd. v. Skechers U.S.A., Inc. C.A. No. 2025-1081 (Del. Ch.). On October 2, 2025, a purported holder of Skechers Common Stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned Quadre Investments, L.P. v. Skechers U.S.A., Inc. C.A. No. 2025-1120 (Del. Ch.). Petitioners seek appraisal of their shares of Skechers Common Stock that they purported to own as of the date the Merger closed. Other appraisal petitions may be filed in the future. The Company believes the Cash Election Consideration exceeds the fair value of Skechers Common Stock as of the date the Merger closed.

Handsfree Labs Licensing, LLC, Fast IP, LLC and Kizik Design, LLC v. Skechers USA, Inc. – On July 24, 2025, Handsfree Labs Licensing, LLC, Fast IP, LLC and Kizik Design, LLC (collectively, “Kizik”) filed an action against our company in the United States District Court for the Eastern District of Texas, Case No. 2:25-CV-00744, alleging that Skechers Slip-ins shoes infringe the claims of four Kizik utility patents and two Kizik design patents. Kizik seeks injunctive relief, a finding of willful infringement, damages, pre-judgment and post-judgment interest, attorneys’ fees and costs. On October 14, 2025, Skechers filed a motion to dismiss certain of Kizik’s claims. In response, on November 4, 2025, Kizik filed an amended complaint that, among other things, dropped one of its design patent infringement claims and added claims that Skechers Slip-ins shoes infringe two additional Kizik utility patents, one that issued on November 4, 2025, and another that was recently allowed by the U.S. Patent and Trademark Office and is about to issue. On October 27, 2025, Skechers filed a motion seeking to transfer the case to the United States District Court for the Central District of California on the ground that California is a far more convenient venue than Texas. While it is too early to predict the outcome of the District Court case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Fast IP, LLC v. Skechers USA Deutschland GmbH, Skechers Sarl, Skechers USA, Inc., Skechers EDC SPRL, Skechers USA Italia Srl and Skechers USA France SAS – On August 18, 2025, Fast IP, LLC (“Kizik”) filed an action against us with the European Unified Patent Court, Munich Division, Case No. ACT_34780/2025 UPC_CFI_743/2025, alleging that certain Skechers Slip-ins shoes infringe the claims of one Kizik utility patent. Kizik seeks injunctive relief, a declaration of infringement, certain information and documents, damages (including provisional damages of 200,000 Euros), a recall from commercial customers, publication of the decision in national media outlets, and costs. While it is too early to predict the outcome of the European Unified Patent Court case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Key West Police Officers & Firefighters Retirement Plan v. Skechers U.S.A., Inc., et al., No. 2:25-cv-04863 (C.D. Cal.) (the “Key West Action”). On May 29, 2025, a purported holder of Class A Common Stock filed the Key West Action in the United States District Court, Central District of California. The Key West Action brings claims under Section 13(e) of the Exchange Act against Skechers, Robert Greenberg and Michael Greenberg, which seeks, among other things, additional disclosures, to enjoin Skechers from enforcing the Election Deadline and from Closing the Merger until additional disclosures are filed, as well as attorneys’ fees and costs. On June 3, 2025, Plaintiff filed an ex parte application (the “Application”) to shorten the time for the hearing on its motion for preliminary injunction. On June 5, 2025, the Court denied Plaintiff’s Application and struck the motion for preliminary injunction without prejudice. On June 23, 2025, Plaintiff renewed its motion for preliminary injunction (the “Motion”). Defendants filed their opposition to the Motion on June 30, 2025, and Plaintiff filed its reply on July 7, 2025. By order dated July 18, 2025, the Court denied the motion for a preliminary injunction without prejudice. On August 8, 2025, Plaintiff voluntarily dismissed the Key West Action without prejudice.

Nike, Inc. v. Skechers USA, Inc. – On November 6, 2023, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:23-CV-09346, alleging that certain Skechers shoe designs infringe the claims of six Nike utility patents that purportedly cover Nike’s Flyknit technologies. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, and costs. On January 12, 2024, we answered Nike’s complaint, denying the allegations, and filed counterclaims seeking declarations of invalidity of the asserted patents, and non-infringement. The District Court held a claim construction hearing on September 20, 2024, but has not yet issued its ruling. In early November 2024, we filed petitions with the Patent Trial and Appeals Board (“PTAB”) seeking to institute inter partes review of each of the six Nike utility patents being asserted against us. On February 5, 2025, the District Court stayed the case before it pending PTAB's decision on our petitions. In May and June 2025, PTAB instituted inter partes review of one of the Nike utility patents being asserted against Skechers, but declined to institute inter partes review as to the others. After Nike informed the District Court that it was dismissing its infringement claims against Skechers with respect to the patent that PTAB instituted inter partes review, the District Court lifted the stay and the litigation has now resumed. On August 21, 2025, the Acting Director of the United States Patent and Trademark Office, in response to a request for review filed by Skechers, vacated one of the PTAB decisions declining to institute review of one of the asserted Nike utility patents and remanded for further proceedings. Upon remand, the PTAB decided to institute review of the patent in question. On September 5, 2025, Skechers filed a renewed motion with the District Court seeking to stay all proceedings before the court pending completion of the inter partes review. On October 9, 2025, the District Court declined to stay the proceedings before it. While it is too early to predict the outcome of the District Court case or the PTAB proceeding, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Other than the matters described above, there have been no material developments with respect to the information previously reported under Part I, Item 3 of the Skechers Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was incorporated by reference in our Registration Statement on Form S-4/A.

Item 1A. Risk Factors

There have been no material developments with respect to the information previously reported under Risk Factors in our Registration Statement on Form S-4/A filed on July 30, 2025, including the following by Skechers (Predecessor): Part I, Item 1A. of Skechers' Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part II, Item 1A. in Skechers' Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2025 and March 31, 2025 (which were incorporated by reference in our Registration Statement on Form S-4/A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of May 4, 2025, by and among Beach Acquisition Co Parent, LLC, Beach Acquisition Merger Sub, Inc. and Skechers U.S.A., Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on September 12, 2025).

10.1

Form of Amended and Restated Limited Liability Company Agreement of Beach Acquisition Co Parent, LLC (incorporated by reference to Annex C of the registrant’s prospectus filed pursuant to Rule 424(b)(3) on August 5, 2025).

10.2

Credit Agreement, dated as of September 12, 2025, by and among Beach Acquisition Midco, LLC, as holdings, Beach Acquisition Bidco, LLC, as the borrower, the lenders from time to time party thereto, the issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacities as administrative agent for the lenders and collateral agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 12, 2025).

10.3

Indenture, dated as of July 14, 2025, governing Beach Acquisition Bidco, LLC’s 5.250% Senior Secured Notes due 2032, by and among Beach Acquisition Bidco, LLC, as the issuer, U.S. Bank Trust Company, National Association, as trustee and notes collateral agent, U.S. Bank Europe DAC, as registrar and transfer agent and U.S. Bank Europe DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 12, 2025).

10.4

Indenture, dated as of July 14, 2025, governing Beach Acquisition Bidco, LLC’s 10.000% / 10.750% Senior PIK Toggle Notes due 2033, by and between Beach Acquisition Bidco, LLC, as issuer and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 12, 2025).

31.1†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

† Filed or furnished herewith

* The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2025	BEACH ACQUISITION CO PARENT, LLC

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)