Form 10-K
period 2025-12-31
Beach Acquisition Co Parent, LLC
filed 2026-03-26
CIK 2066659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-287891

BEACH ACQUISITION CO PARENT, LLC

(Exact name of registrant as specified in its charter)

Delaware	33-4932106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 3G Capital Partners L.P.

600 Third Avenue, 37th Floor

New York, New York 10016

(212) 893-6727

(Address, including zip code, and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A	N/A
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, there was no established public market for the registrant's Common Units or Class P Units. Therefore, the aggregate market value of its common Units and Class P Units held by non-affiliates as of such date cannot be calculated.

As of March 3, 2026, the registrant had 154,445,097 Common Units issued and outstanding.

As of March 3, 2026, the registrant had no Class P Units issued and outstanding.

Beach Acquisition co parent, llc and subsidiaries

Form 10-K

i

Special Note on Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected operating results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as "believe," "anticipate," "confidence," "expect," "guidance," "estimate," "intend," "indicate," "plan," "potential," "project," "outlook," "should," "will," "would," "could," "may" and "might," or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

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
•
global economic, political, legislative, regulatory and market conditions (including competitive pressures), including the effects of tariffs, trade policies, trade wars, inflation and foreign currency exchange rate fluctuations around the world, the challenging consumer retail market in the United States (“U.S.”) and the impact of war and other conflicts around the world;
•
the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
•
potential and active litigation relating to the merger of Skechers U.S.A., Inc. with Beach Acquisition Merger Sub, Inc. (the “Merger”), including the effects of any outcomes related thereto, including the risk that stockholder litigation in connection with the Merger may result in significant costs of defense, indemnification and liability;
•
unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or pandemics and other public health issues, as well as the response of management to any of these events;
•
the risk that there may be liabilities that are not known, probable or estimable at this time or unexpected costs, charges or expenses, including unexpected capital expenditures;
•
the potential adverse effect of our substantial indebtedness on our financial health and our ability to execute our business strategy;
•
the restrictions contained in the documents governing our outstanding indebtedness and possibly any future indebtedness that limit our ability to access sufficient capital and flexibility to operate our business;
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
•
our ability to continue to manufacture and ship our products that are sourced in China and Vietnam, which could be adversely affected by various economic, political, health or trade conditions, or a natural disaster in China or Vietnam; and
•
our ability to manage the impact from delays and disruptions in our supply chain.

The risks included here are not exhaustive. Other sections of this report include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. We cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent and changing risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this annual report, as a prediction of actual results. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document, except as otherwise required by reporting requirements of applicable federal and state securities laws.

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

Beach Acquisition Co Parent, LLC (the "Company", "Parent" or "Beach Acquisition"), was incorporated in Delaware on April 28, 2025. Beach Acquisition is a direct, wholly-owned subsidiary of 3G Fund VI, L.P., a Cayman Islands exempted limited partnership ("Fund VI"), which is an affiliate of investment funds managed by 3G Capital Partners L.P. ("3G Capital"). Beach Acquisition’s wholly-owned subsidiaries include Beach Acquisition Holdco, LLC, Beach Acquisition Midco, LLC ("Midco"), Beach Acquisition Bidco, LLC ("Bidco"), each being a Delaware limited liability company, and Beach Acquisition Merger Sub, Inc., a Delaware corporation (collectively, the "Original Subsidiaries"). Beach Acquisition and Original Subsidiaries were formed solely for the purpose of effecting the merger by and among Skechers U.S.A., Inc., a Delaware corporation ("Skechers"), Parent, and Beach Acquisition Merger Sub, Inc., a Delaware corporation and an indirect subsidiary of Parent ("Merger Sub").

We completed the acquisition of Skechers (the "Merger"), the third largest footwear company in the world, on September 12, 2025. Skechers designs, develops and markets a diverse range of footwear, apparel, and accessories. For over 30 years, Skechers has expanded their product offering and grown sales while substantially increasing the breadth of their consumer and customer base. The Merger is a long-term partnership opportunity for Skechers to further evolve as a global leader in both lifestyle and performance footwear. Our objective is to profitably grow the Skechers operations worldwide by delivering stylish, comfortable, innovative and high-quality products at a reasonable price. Skechers will continue to execute its ongoing strategic initiatives including designing award-winning and innovative product, international development, direct-to-consumer expansion, domestic wholesale growth, and strategic investments in global distribution, infrastructure and technology. Skechers' comfort technology products are supported by impactful marketing, as well as a diverse distribution strategy, a dedicated global employee base and a loyal network of partners.

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

In this annual report on Form 10-K for the fiscal year ended December 31, 2025, Beach Acquisition Co Parent, LLC, its consolidated subsidiaries and certain variable interest entities (“VIEs”) of which it is the primary beneficiary, are referred to as “Beach Acquisition,” “the Company,” “we,” “us,” or “our.” Reference in this annual report to “sales” refers to Beach Acquisition net sales reported under U.S. generally accepted accounting principles.

SEGMENTS

We have two reportable segments: Wholesale and Direct-to-Consumer.

Wholesale. Our Wholesale segment is comprised of sales to a network of partners including:

•
Skechers-branded stores operated by third-party franchisees and licensees;
•
Family shoe stores, specialty athletic and sporting goods retailers, department stores and big box club stores;
•
E-commerce retailers; and
•
Distributors in select international markets.

Growth in the Wholesale segment is expected to derive from adding new partners, more third-party Skechers-branded stores, as well as expanding our existing shelf space with current partners from the introduction of new products.

Direct-to-Consumer. Our Direct-to-Consumer segment is comprised of sales by us directly to consumers through a combination of channels including:

•
Company-owned Skechers-branded stores;
•
Company-owned e-commerce sites; and
•
Leading third-party marketplaces and digital platforms.

Growth in the Direct-to-Consumer segment is expected to derive from expanding our footprint, leveraging third-party digital marketplaces and platforms and introducing new products.

PRODUCTS

Skechers is a product-driven company with comfort and innovation at the core of its design process. Skechers offers footwear and accessories for men, women and kids, as well as apparel for men and women. Products are marketed at multiple price points and provide consumers with what we believe is an offering with superior comfort technology.

Product design and development is essential to our success and is driven by our ability to recognize trends and to design products that anticipate and accommodate consumers’ evolving preferences. Lifestyle trend information is compiled and analyzed by the Skechers designers in various ways, including reviewing and analyzing pop culture, and fashion media. We also consult with Skechers customers on current retail selling trends and collaborate with partners and ambassadors to ensure that our products are designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with our brand. A key component of the Skechers design philosophy is to continually reinterpret and improve its most successful styles.

Footwear. We offer a comprehensive line of Skechers-branded performance and lifestyle footwear for men, women, and kids – with the Skechers’ signature comfort features and innovations. We develop footwear for athletes at all levels, everyday comfort needs, as well as occupational requirements. Our footwear categories include the following:

•
Lifestyle – Forward, innovative and on trend, the brand’s fashion, athleisure, and casual collections inspire millions to enjoy the style, comfort and quality synonymous with Skechers. Our lifestyle offering delivers comfort technologies such as Skechers Hands Free Slip-ins®, Skechers Arch Fit®, and Skechers Air-Cooled Memory Foam®, among others. With a street, fashion and court classic range, Skechers is able to reach a younger demographic.
•
Performance – Winner of numerous awards, the Skechers Performance collection offers elite athletes and enthusiasts innovative technologies for soccer/football, basketball, golf, pickleball, running and walking, as well as cricket in India. The Skechers Performance division develops footwear utilizing the latest advancements in materials and works with its athletes to develop superior designs. Signature technologies include Skechers Hyper Burst®, Hyper Arc®, Hyper Burst Ice®, Goodyear® Resagrip Technology, Skechers Hands Free Slip-ins® and Skechers Arch Fit®. To support and market our Performance footwear, we have a roster of athletes, including leading European football player Harry Kane, and Premier League players Mohammed Kudus, Romeo Lavia and Anthony Elanga; NBA players Julius Randle, Terance Mann, Joel Embiid, OG Anunoby and Isaiah Hartenstein; WNBA players Rickea Jackson, Jackie Young and Kiki Iriafen; Major golfers Matt Fitzpatrick and Brooke Henderson; pickleball pros Tyson McGuffin and Catherine Parenteau; and cricketers Jasprit Bumrah, Ishan Kishan and Yastika Bhatia.
•
Kids – Skechers appeals to kids with bright and bold colors and designs and are made with the latest comfort features specific to growing children’s feet. Along with unique styles for children like S-Lights, Skechers Kids also includes take-downs of our most popular products, including Skechers Hands Free Slip-ins®, Skechers Stretch Fit, and Skechers Street.
•
Work – A leading work brand in the United States and other international markets, Skechers Work is made to last – offering service and occupational employees style, comfort and industry-certified quality for all-day protection. Available for men and women, the Skechers Work line includes slip-resistant and safety-toe shoes and boots for professionals who use protective footwear in their work environments with safety and durability features such as steel, composite and lightweight safety toes, high-abrasion soles, puncture resistance, waterproofing and electrostatic-dissipative technology.

Apparel. Skechers offers the latest trends in athletic and lifestyle apparel. Our collections are designed to complement our footwear products, by offering apparel that is stylish, high-quality and comfortable all at a reasonable price.

Accessories. Skechers licenses a variety of Skechers-branded products including socks, eyewear, medical scrubs, undergarments, fitness and yoga accessories, and cold weather products.

TRADEMARKS, PATENTS AND LICENSING

We own and utilize a variety of trademarks, including the Skechers trademark. We consider our Skechers trademark a significant factor in building the Skechers brand image and in distinguishing our products from those of others. We vigorously protect our trademarks against infringement, including through the use of cease-and-desist letters, administrative proceedings and lawsuits. We have a significant number of both registrations and pending applications for our U.S. trademarks. In addition, we have trademark registrations and trademark applications in 168 foreign countries. Further, we have design patents and pending design and utility patent applications in both the U.S. and a myriad of foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally.

We believe that selective licensing of the Skechers brand name to manufacturers broadens and enhances the brand without requiring incremental capital investments or operating expenses. As of December 31, 2025, we had 21 active licensing agreements in which we are the licensor. We license a variety of Skechers-branded products including apparel and accessories.

MARKETING

Brand recognition is an important element for success in the footwear business. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. We aggressively market our brands through comprehensive marketing campaigns. The Skechers brand is supported by television, digital, print, radio, outdoor, and press campaigns. To further drive recognition, we enlist numerous celebrities, athletes, and influencers to appear in our campaigns. We strategically select ambassadors who we believe work well with Skechers to promote the brand and support the product. In 2025, Skechers brand ambassadors included actress Sofia Vergara; television personalities and entertainers Martha Stewart, Snoop Dogg, Brooke Burke, Howie Mandel, Myleene Klass, Andy Reid and Vanessa Mai, and former athletes Sugar Ray Leonard, Tony Romo, Howie Long, Jamie Redknapp, Fabio Cannavaro, Ruud Gullet and Frank Leboeuf.

Athletes supporting our technical performance footwear included elite golfers Matt Fitzpatrick and Brooke Henderson; professional pickleball players Tyson McGuffin and Catherine Parenteau; and Major League Baseball players Clayton Kershaw, Chris Taylor, Brendan Donovan, Aaron Nola and Wade Miley. To support Skechers Football, Skechers has signed a growing roster of global players from the UK, across Europe, India, and South America. These include Bayern Munich striker Harry Kane as the first professional to compete in the boot; Premier League athletes including Mohammed Kudus, Romeo Lavia, Oleksandr Zinchenko and Anthony Elanga; Turkey’s Super Lig and national team player Baris Alper Yilmaz; Italian National Team and Serie A club Roma’s Niccolo Pisilli; and La Liga’s Isco Alarcon. Skechers Basketball launched with NBA pros Julius Randle and Terance Mann, and now includes gold-medal winner Joel Embiid, OG Anunoby, Norman Powell, Jabari Walker, Isaiah Hartenstein, and WNBA players Rickea Jackson, Jackie Young and Kiki Iriafen. For Skechers Cricket, India signed Jasprit Bumrah, Ishan Kishan and Yastika Bhatia. We identify athletes who benefit from the comfort and technologies that our brand has to offer, and whose performance on the field, court, pitch, or course is augmented through the product.

SOURCING AND MANUFACTURING

Our suppliers are integral partners in delivering stylish, high-quality footwear and apparel to Skechers consumers worldwide. Our products are produced by independent contract manufacturers located primarily in Asia. We do not own or operate any manufacturing facilities. We believe that the use of independent manufacturers substantially increases our production flexibility and capacity, while reducing capital expenditures and avoiding the costs of managing a large production workforce. To minimize disruption of our product supply due to potential political instability, civil unrest, economic instability, changes in government policies or regulations, natural and manmade disasters, and other risks, we source product from multiple facilities across multiple countries. We believe that the existing production capacity at our third-party manufacturers’ facilities is sufficient to handle our expected volume in the foreseeable future.

To safeguard product quality and consistency, we monitor the key aspects of production from initial prototype manufacturing, through initial production runs, to final manufacturing. Monitoring of production is performed in the U.S. by our in-house production department and in Asia by staff working from our offices in China and Vietnam. We believe that our Asia presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear.

We believe quality control is an important and effective means of maintaining the quality and reputation of our products and brand. Our quality control program is designed to ensure finished goods meet our established design specifications and goods bearing our trademarks meet our standards for quality. Our quality control personnel located in China and Vietnam perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee production and ensure that manufacturers comply with the Skechers' Supplier Code of Conduct.

OUR MARKET

Our collections are available in approximately 180 countries and territories and can be accessed in digital or physical stores. We are continually expanding and enhancing our distribution and logistics facilities and systems to support our omni-channel capabilities and provide greater access to merchandise selection and faster delivery. Our company-owned e-commerce business enables consumers to shop, browse, find store locations, socially interact, post reviews, and immerse themselves in our brands. Additionally, the e-commerce business provides an efficient and effective direct-to-consumer distribution channel, which continues to improve our customer service and brand experience. We manage our international business through a network of wholly-owned subsidiaries, joint venture partners, and distributors. Our joint venture interests include China, Malaysia, Vietnam and Singapore (50%), Thailand (51%), Mexico (60%) and South Korea (65%). Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through a network of distributors and licensees who sell our products to department, athletic and specialty stores, and digital stores, as well as in Skechers-branded retail stores.

COMPETITION

The global footwear industry is a competitive business. Although we believe that Skechers does not compete directly with any single company with respect to its entire range of products, Skechers' products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. We also compete with numerous manufacturers, importers, and distributors of footwear for the limited shelf space available for displaying such products to the consumer.

Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Some of our competitors are larger, have been in existence longer, have stronger brand recognition, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We believe, however, that we have competitive advantages because of the Skechers brand recognition, our quality comfort technology products, and our application of pricing and distribution strategies, among other factors.

HUMAN CAPITAL

Skechers employees are central to our success. Skechers is a family brand at the core, and our commitment to family extends to our diverse team of global employees. We believe our unique backgrounds and experiences have made us stronger, inspired new ideas, and driven our innovative spirit. From our corporate offices to our retail stores and our distribution centers, we aim to build a workplace that supports each employee’s well-being and encourages everyone to grow in their careers and give back to their community. We are focused on creating a positive, supportive work environment where our team can work and feel their best every day.

Employees. As of December 31, 2025, we employed approximately 22,300 persons worldwide, of whom approximately 11,200 were employed on a full-time basis and approximately 11,100 were employed on a part-time basis, primarily in our retail stores.

Compensation and Benefits. We seek to provide market-competitive compensation and benefits that attract and retain the best talent. We offer a broad range of benefits including medical, prescription, dental and vision plans, flexible spending accounts, company-provided disability insurance, pet insurance, paid sick and vacation time, employee assistance program, childcare subsidies, parental leave and tuition reimbursement. Additional benefits for certain employees include a 401(k) plan, 529 college savings plan and pensions.

Workplace Culture. Skechers was founded on inclusivity, diversity, respect, and entrepreneurial spirit with the philosophy of putting people first. In conjunction with the Skechers corporate policy against discrimination, Skechers emphasizes that every employee, applicant, contractor, and customer is entitled to be treated with dignity and respect. Human rights are a core value at the heart of how we conduct our business, at every level of the Company – including our factories and suppliers. The Skechers corporate Code of Ethics, Corporate Code of Conduct and Supplier Code of Conduct codify our commitment to these values. These codes are on the Skechers' corporate website in the Impact and Social Responsibility section located at about.skechers.com/social-responsibility. We intend to post any amendment to, or waivers of, these codes on this website.

CORPORATE RESPONSIBILITY

Despite the dynamic growth Skechers has seen over the years, we remain firmly rooted in the same community where Skechers began while dedicated to serving the people around the world. In so doing, we take seriously our position as a steward of the many communities and stakeholders we impact in our daily business activities. This increasingly involves considering multiple ways we can evolve our business practices and processes to improve the health of our planet, the lives of our people and our communities. Corporate responsibility is a top priority for our leadership, who are investing in plans to further our sustainability efforts.

Sustainability. As Skechers is a family-focused footwear and apparel brand, we believe it is our responsibility to create and implement sustainable strategies across our operations to minimize our impact on the environment and support our customers, employees, and partners. Environmental advancements are a top priority in the development of our corporate offices as well as logistic centers. Many of our facilities are designed and operated with sustainability in mind, including one of America’s largest LEED Gold certified facilities at our North America distribution center in Southern California. Our European Distribution Center in Liege, Belgium, has both a BREEAM Very Good rating and a Lean and Green certification. Additionally, our China Distribution Center in Taicang incorporates sustainable features such as natural lighting, LED motion detectors and temperature controllers; and our India Distribution Center outside Mumbai is a LEED certified building. Our new corporate offices in Manhattan Beach remain future-focused as we incorporate our earth-friendly philosophy into our growing footprint. Three of the new buildings are LEED Gold certified and the fourth building that is still under construction has been designed to receive LEED Gold certification upon completion.

Human Rights. We require our manufacturers to operate in a manner consistent with the Skechers Supplier Code of Conduct posted on our corporate website. We partner with factories that ensure humane conditions for their employees and we engage in routine auditing and monitoring procedures to ensure that those who contribute to our product are treated with civility and respect. This code outlines our policies and expectations on topics including discrimination, harassment and abuse, forced labor, freedom of association, compensation and benefits, and health and safety, among others.

Community. Skechers encourages active participation in the greater community, with annual charity walks for children near our corporate offices and in select global markets. We promote charitable giving and volunteering by sponsoring community service days along with blood drives, food drives and shoe drives. Additionally, Skechers regularly donates product to not-for-profit organizations and for humanitarian relief. In 2025, Skechers donated $0.6 million to Petco Love Foundation to help save the lives of animals in need in the U.S. and Canada. In addition, in 2025, Skechers donated $2.0 million to the Skechers Foundation which is dedicated to ensuring the well-being of youth around the world.

For additional information on Skechers global impact, refer to our Impact Report which can be found on our website at about.skechers.com/social-responsibility.

AVAILABLE INFORMATION

We file annual, quarterly, current reports and other documents with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site at sec.gov that contains reports and information statements, and other information regarding issuers that file electronically at www.sec.gov. We do not maintain a website but you may find information about Skechers, our wholly-owned subsidiary, at www.skechers.com.

Item 1A. Risk Factors

In this section, “we,” us,” “our” and “Company” refer to Skechers (Predecessor) for the periods up to and through September 11, 2025 and Beach Acquisition (Successor) for the period beginning on September 12, 2025. Our outstanding Common Units and Class P Units are referred to collectively as our “units.”

RISK FACTORS SUMMARY

The following is a summary of the principal risks and uncertainties described in more detail in this section.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

•
Our future success depends on our ability to maintain the Skechers brand name and image with consumers.
•
The future success of our business will depend on our ability to respond to changing consumer preferences, identify and interpret consumer trends, and successfully market new products.
•
Our business faces intense competition, including competition from companies in the footwear industry and with significantly greater resources.
•
Our global retail business has required, and will continue to require, a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.
•
Our strategies will involve a number of risks that could prevent or delay the successful opening of new stores as well as negatively impact the performance of existing stores.
•
Our retail stores depend on the customer traffic generated by shopping and factory outlet malls or by tourism.
•
We depend on key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain key personnel, our business could be harmed.
•
We have a significant work force and are subject to risks related to human capital management.

RISKS RELATED TO SUPPLY CHAIN

•
Our business could be harmed if we fail to maintain appropriate inventory levels.
•
Our international sales and manufacturing operations are subject to the risks of doing business abroad, particularly in China and Vietnam, which could affect our ability to manufacture or sell our products, obtain products from foreign suppliers or control the costs of our products.
•
We rely on independent contract manufacturers and, as a result, are exposed to disruptions in product supply.
•
Our ability to deliver our products to the market could be disrupted if we encounter problems affecting our logistics and distribution systems.

RISKS RELATED TO ECONOMIC AND POLITICAL CONDITIONS, AND OTHER EXTERNAL FACTORS

•
The uncertainty of global market conditions may have a negative impact on our business, results of operations or financial conditions.
•
Our business could be adversely affected by changes in the business or financial condition of our customers due to global economic conditions.
•
Our sales are influenced by economic conditions and uncertainty that impact consumer spending and consumer confidence.
•
Foreign currency exchange rate fluctuations may negatively impact us.
•
Threatened or enacted tariffs on products imported to the U.S., retaliatory trade actions taken by other countries and resulting trade wars may have a material adverse impact on our business.
•
Natural disasters, the effects of climate change, pandemics, and other events out of our control may have a material adverse impact on our business.
•
A decline in economic condition, adverse regulatory conditions or natural disasters in California could increase our operating expenses or adversely affect our sales.

RISKS RELATED TO OUR INDEBTEDNESS

•
Our substantial indebtedness could adversely affect our financial health and our ability to execute our business strategy.
•
The instruments and other documents governing our indebtedness contain, and any agreements governing future indebtedness may contain, restrictions that limit our ability to access sufficient capital and flexibility in operating our business.

•
Our failure to comply with the covenants in the documents governing the terms of our indebtedness could be an event of default. We cannot guarantee that we will be able to obtain waivers from lenders or investors and/or amend the covenants in the event of any such failure.
•
Our foreign currency indebtedness may subject us to foreign currency exchange risk, which could cause our indebtedness service obligations to increase significantly.

RISKS RELATED TO THE MERGER

•
Our business relationships may be subject to disruption due to uncertainty associated with the Merger, which could have an adverse effect on our results of operations, cash flows and financial position.
•
Uncertainties associated with the Merger may cause a loss of our employees.
•
Legal proceedings against us related to the Merger could result in substantial costs and/or a judgment resulting in the payment of damages.

RISKS RELATED TO LEGAL, REGULATORY AND ESG MATTERS

•
We may face changes in tax laws or the potential imposition of additional duties, quotas, tariffs and other trade restrictions.
•
Our business could be harmed if our contract manufacturers, suppliers or licensees violate labor, trade or other laws.
•
We may experience disruptions to our business, expenses and potential liability associated with existing and unanticipated future litigation against us.
•
Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.
•
Our environmental, social and governance commitments and disclosures may expose us to reputational risks and legal liability.

RISKS RELATED TO INFORMATION SYSTEMS AND DATA SECURITY

•
Breaches or compromises of our information security systems, information technology systems and our infrastructure to support our business could result in disruption of our business and damage to our reputation.
•
Privacy breaches and other cyber security risks related to our business could negatively affect our reputation, credibility and business.
•
A material delay or disruption in our information technology systems or e-commerce websites or our failure or inability to upgrade our information technology systems precisely and efficiently could negatively affect our business.

RISKS RELATED TO OWNERSHIP OF OUR UNITS

•
Our units are not tradable or transferable.
•
The value of our units is highly uncertain and cannot be reliably estimated.
•
Beach Acquisition may never pursue an initial public offering or a change of control, or realize the anticipated benefits of its strategy, and even if it does, it may not provide the liquidity or return on investment Legacy Members expect.
•
Our units will not be listed on any securities exchange and, accordingly, holders of our units will not have the benefit of certain corporate governance protections.
•
Legacy Members that hold units will not have the same rights or protections as shareholders of a corporation and will be subject to transfer restrictions.
•
We are controlled by Fund VI. The Legacy Member Representative has limited rights pursuant to our A&R LLCA and has no ability to control or direct our policies.
•
Neither we nor Fund VI have any direction or control over the appointment of the Legacy Member Representative. Legacy Members will be bound by certain of the Legacy Member Representative’s decisions.
•
We intend to terminate or suspend our reporting obligations under the exchange act, as promptly as practicable. In addition, our A&R LLCA affords no information rights to Legacy Members.
•
Legacy Members are not entitled to receive distributions.
•
Future issuances of our units may be significantly dilutive to holders of our Common Units, to the extent preemptive rights are unavailable or unexercised with respect to such issuances.
•
Our A&R LLCA designates the Court of Chancery of the State of Delaware and any state appellate court thereof, or, if such court lacks jurisdiction, the federal courts in the State of Delaware and any appellate court thereof, or if such court lacks jurisdiction, any state court in the State of Delaware and any appellate court thereof, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our members, which could limit our members’ ability to obtain a favorable judicial forum for disputes with us or our managers, officers or other employees.

•
Our A&R LLCA includes a jury trial waiver that could limit the ability of our members to bring or demand a jury trial in any claim or cause of action arising out of or relating to our A&R LLCA or us.

RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our Future Success Depends On Our Ability To Maintain The Skechers Brand Name And Image With Consumers.

Our Predecessor’s success has largely been due to the strength of the Skechers brand. Maintaining, promoting and growing the brand will depend on our ability to develop high-quality, innovative and fashion forward products, as well as our ability to create fresh and relevant marketing and advertising campaigns, for the Skechers brand. The inability to execute or adverse developments in these areas could negatively impact the Skechers brand. The brand could also be negatively impacted if we, the Skechers brand or any of our products were to receive negative publicity including as a result of the Merger. If we are unable to maintain, promote and grow the Skechers brand, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The Future Success Of Our Business Will Depend On Our Ability To Respond To Changing Consumer Preferences, Identify And Interpret Consumer Trends, And Successfully Market New Products.

The footwear industry is subject to rapidly changing consumer preferences. The continued popularity of Skechers footwear will require us to accurately identify changing consumer preferences and effectively respond in a timely manner. Demand for and market acceptance of existing and new products are uncertain and depend on the following factors:

•
substantial investment in product innovation, design and development;
•
execution of product quality; and
•
significant and sustained marketing efforts and expenditures, including with respect to the monitoring of consumer trends.

Our Predecessor was often required to make decisions about product designs and marketing expenditures several months in advance of when consumer acceptance can be determined. We may not be successful in responding to shifting consumer preferences with new products that achieve market acceptance. If we fail to identify and effectively respond to changing consumer preferences, our business could experience excess inventories, higher than normal markdowns, returns, order cancellations or an inability to profitably sell our products, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our Business Faces Intense Competition, Including Competition From Companies In The Footwear Industry And With Significantly Greater Resources.

We face intense competition from other established companies in the footwear industry in the areas of product offerings, pricing, costs of production, and advertising and marketing expenditures. Consumer demand for our products may decline significantly if we do not adequately and timely anticipate and respond to such competitors. Some of these competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than us. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on price and production, more effectively keep up with rapid changes in footwear technology, and more quickly develop new products. New companies may also enter the markets in which we compete, further increasing competition. We may not be able to compete successfully in the future, and increased competition may result in price reductions, cost increases, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would materially and adversely affect our business, financial condition, results of operations and cash flows.

Our Global Retail Business Has Required, And Will Continue To Require, A Substantial Investment And Commitment Of Resources And Is Subject To Numerous Risks And Uncertainties.

Our global retail business has required substantial investments in leasehold improvements, inventory, and personnel. We also have significant operating lease commitments for retail space worldwide. Due to the high fixed-cost structure associated with our global retail business, the poor performance or closure of stores could result in significant lease termination costs, write-offs or impairments of leasehold improvements, and employee-related termination costs. The success of our global retail operations will also depend on our ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences globally, including the shift from brick and mortar to digital and mobile channels. Our failure to successfully respond to these factors could adversely affect our retail business, as well as damage our brand and reputation, and could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our Strategies Will Involve A Number Of Risks That Could Prevent Or Delay The Successful Opening Of New Stores As Well As Negatively Impact The Performance Of Existing Stores.

Our ability to successfully open and operate new stores depends on many factors, including our ability to identify suitable store locations, the availability of which is outside of our control; negotiate acceptable lease terms, including desired tenant improvement allowances; source sufficient levels of inventory to meet the needs of new stores; hire, train and retain store personnel; successfully integrate new stores into our existing operations; and satisfy the fashion preferences in new geographic areas.

In addition, new stores could be opened in regions in which we currently have few or no stores. Any expansion into new markets may present competitive, merchandising and distribution challenges that are different from those encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations. In addition, any new store openings in existing markets could result in reduced sales in existing stores in those markets. We may decide to close stores that experience sales declines, which could result in additional costs, expenses, asset impairments or asset write-downs.

Our Retail Stores Depend On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.

We have concept stores in shopping malls and factory outlet stores in outlet malls. We depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. The overall success of the malls can be negatively impacted by factors outside of our control, such as store closures by other retailers. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Tourism can be adversely affected by external factors such as an economic slowdown or social or political events. Any substantial decrease in customer traffic generated by malls or tourism has, and may continue to have, an adverse effect on sales in existing stores or hinder our ability to open retail stores in new markets, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

We Depend On Key Personnel To Manage Our Business Effectively In A Rapidly Changing Market, And If We Are Unable To Retain Key Personnel, Our Business Could Be Harmed.

We depend upon the continued services of key personnel, including Robert Greenberg, Chief Executive Officer; Michael Greenberg, President; and David Weinberg, Executive Vice President and Chief Operating Officer. We also depend on our ability to identify, attract and retain additional qualified personnel. Competition for employees in the footwear industry is intense, and we may not be successful in attracting and retaining such personnel following the Merger. The loss of the services of senior management and other key personnel or the failure to attract additional personnel and execute a succession plan could materially and adversely affect our business, financial condition, results of operations and cash flows.

We Have A Significant Work Force And Are Subject To Risks Related To Human Capital Management.

We employ approximately 22,300 employees worldwide and a significant portion of our operating expenses relate to compensation and benefits. Although we spend a significant amount of time and expense on human capital management, we cannot ensure that we will be able to maintain a happy and productive workforce. If we are unable to offer competitive compensation and benefits, appropriate training and development, and a compelling work environment or sustain employee satisfaction, our culture may be adversely affected, our reputation may be damaged, and we may incur costs related to turnover.

RISKS RELATED TO SUPPLY CHAIN

Our Business Could Be Harmed If We Fail To Maintain Appropriate Inventory Levels.

We place orders with our manufacturers for some of our products prior to the time we receive customer orders. We do this to minimize purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. Unanticipated declines in the popularity of our footwear or other unforeseen circumstances may make it difficult for us and our customers to accurately forecast demand, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels exceeding customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could significantly impair the Skechers’ brand image and have a material adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products when we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

Our International Sales And Manufacturing Operations Are Subject To The Risks Of Doing Business Abroad, Particularly In China And Vietnam, Which Could Affect Our Ability To Manufacture Or Sell Our Products, Obtain Products From Foreign Suppliers Or Control The Costs Of Our Products.

Substantially all of the sales during the year ended December 31, 2025 were derived from sales of footwear, apparel and accessories manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our products in foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages, including those due to the outbreak of a disease leading to an epidemic or pandemic spread; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; changes in domestic and foreign governmental policies; and the potential for circumstances where we may have to incur premium freight charges to expedite the delivery of product to our customers. Apart from the impacts of the COVID-19 pandemic, including supply chain constraints, we have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, financial condition, results of operations and cash flows.

In particular, because most of our products are manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations with China or Vietnam, political instability in China or Vietnam, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China or Vietnam, or the outbreak of a pandemic disease in China or Vietnam could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in China. The government of China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate under China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of China has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of China will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. A change in policies by the government of China could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During 2025, the top five manufacturers of Skechers products produced approximately 39.6% of our total purchases, with one manufacturer accounting for 20.8% of total purchases.

We compete with other footwear companies for production facilities, and we do not have long-term contracts with any of our contract manufacturers. Under our current arrangements with them, these manufacturers generally may unilaterally terminate their relationship with us at any time. If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships that we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our Ability To Deliver Our Products To The Market Could Be Disrupted If We Encounter Problems Affecting Our Logistics And Distribution Systems.

We have relied on owned or independently operated distribution facilities to transport, warehouse and ship products to our customers. Our logistics and distribution systems include computer-controlled and automated equipment, which may be subject to risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of our products are distributed from a few locations. Therefore, our operations could be interrupted by travel restrictions, earthquakes, floods, fires or other natural disasters near our distribution centers. Our business interruption insurance may not adequately protect us from the potential adverse effects of significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. If we encounter problems affecting our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

RISKS RELATED TO ECONOMIC AND POLITICAL CONDITIONS, AND OTHER EXTERNAL FACTORS

The Uncertainty Of Global Market Conditions May Have A Negative Impact On Our Business, Results Of Operations Or Financial Conditions.

The uncertain state of global economic and political conditions, including the impact of inflation and challenging consumer retail market, may negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending. If the economic situation weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of sales. Additionally, if there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses.

The impact of wars, acts of war and other conflicts around the world may result in subsequent economic sanctions imposed by the U.S., NATO and other countries. Conflicts may impact global economic conditions or our ability to sell products to customers in the affected regions. Conflicts could also have broader implications on economics outside the directly impacted regions, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries. Furthermore, any unfavorable developments in global political, social and regulatory conditions, including geopolitical conflicts, political unrest, civil strife, terrorist activity, acts of war, public corruption, expropriation, nationalism and other economic or political uncertainties in the U.S. or internationally, could also impact our business. Any negative sentiment toward the U.S. as a result of any such developments could also adversely affect our business and reputation. If the uncertain global market conditions continue for a significant period or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our Business Could Be Adversely Affected By Changes In The Business Or Financial Condition Of Our Customers Due To Global Economic Conditions.

A global financial crisis could affect the banking system and financial markets and result in a tightening in the credit markets, more stringent lending standards and terms, higher inflation, and higher volatility in fixed income, credit, currency and equity markets. In addition, our business could be adversely affected by other economic conditions, such as the insolvency of certain of its key distributors, which could impair its distribution channels, or the diminished liquidity or an inability to obtain credit to finance purchases of our product by our significant customers. Our customers may also experience weak demand for our products or other difficulties in our businesses. If economic, financial or political conditions in global markets deteriorate in the future, demand may be lower than forecasted and insufficient to achieve our anticipated financial results. Any of these events would likely materially and adversely affect our business, financial condition, results of operations and cash flows.

Our Sales Are Influenced By Economic Conditions And Uncertainty That Impact Consumer Spending And Consumer Confidence.

Consumer confidence and spending on discretionary items generally declines during periods of economic uncertainty or recession. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and/or increasing promotional activity. Our retail stores are also affected by these conditions and may experience declines in consumer traffic and spending. As a result, factors that diminish consumer confidence and spending, particularly deterioration in general economic conditions, consumer credit availability, consumer debt levels, inflation, the impact of foreign currency exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or taxes or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, have had, and may continue to have a material adverse effect on our operations and financial condition through their negative impact on our wholesale customers as well as decreased spending in our retail stores and potentially via our e-commerce business.

Foreign Currency Exchange Rate Fluctuations May Negatively Impact Us.

Foreign currency fluctuations affect our sales and profitability. Changes in currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties that manufacture our products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for us, our distributors and/or our licensees. We do not currently engage in hedging activities with respect to these currency exchange rate risks. For a more detailed discussion of the risks related to foreign currency fluctuation, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

In addition, our foreign subsidiaries purchase products in U.S. dollars, which causes the cost of those products to vary depending on the foreign currency exchange rates and impacts the price charged to customers. Our foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers. As the U.S. dollar strengthens relative to foreign currencies, our sales and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by the increase in product costs due to foreign currency exchange rates. Although we will work to mitigate the impact of exchange rate fluctuations through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all. Our success depends, in part, on our ability to manage or mitigate these foreign currency impacts, as changes in the value of the U.S. dollar relative to other currencies could materially and adversely affect our business, financial condition, results of operations and cash flows.

Threatened Or Enacted Tariffs On Products Imported To The U.S., Retaliatory Trade Actions Taken By Other Countries And Resulting Trade Wars May Have A Material Adverse Impact On Our Business.

Our business is subject to risks related to tariffs and other trade policies threatened or enacted by the U.S. or other countries. In 2025 and 2026, the U.S. government announced its intention to impose additional tariffs on certain goods imported from numerous countries, and multiple nations, including China, have responded with reciprocal tariffs and other trade actions. The U.S. market accounted for 35% of global sales in 2025, with a substantial amount of its products imported to the U.S. primarily sourced from China, Vietnam and other Asian countries.

The recent U.S. government communications and actions related to tariffs, along with the unpredictability of the rates, poses a significant risk to Skechers’ business operations and may materially increase our costs and reduce our margins. Increased tariffs may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales volume. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We are currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the U.S., negotiating with suppliers and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business.

Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

Natural Disasters, The Effects Of Climate Change, Pandemics, And Other Events Out Of Our Control May Have A Material Adverse Impact On Our Business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption from earthquakes, hurricanes, tornadoes, floods, fires, extreme weather events, power shortages, pandemics, telecommunications failure, vandalism, cyber-attacks, the effects of climate change, and other events that may not be in our control. Although we maintain disaster recovery plans, such events could disrupt our operations or those of our customers and suppliers, including through the inability of employees and contract professionals to work, destruction of facilities, loss of life, and adverse effects on supply chains, power, infrastructure and the integrity of information technology (“IT”) systems, all of which could materially increase our costs and expenses, delay or decrease revenue from our customers and disrupt our ability to maintain business continuity. We could incur significant costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate changes. Our insurance may not be sufficient, or cover losses or additional expenses that we may sustain. A significant natural disaster or other event that disrupts our operations or those of our customers or suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows.

A Decline In Economic Condition, Adverse Regulatory Conditions Or Natural Disasters In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales.

A substantial portion of our operations are in California, including 114 of our retail stores, the Skechers headquarters in Manhattan Beach and our North America distribution center in Rancho Belago. A decline in the economic conditions, or increase in regulations or the cost of doing business in California could have a material adverse impact on our business. Furthermore, a natural disaster or other catastrophic event in California, such as an earthquake or wildfire, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

RISKS RELATED TO OUR INDEBTEDNESS

Our Substantial Indebtedness Could Adversely Affect Our Financial Health And Our Ability To Execute Our Business Strategy.

Our aggregate indebtedness as of December 31, 2025 was approximately $6,845.2 million. As of December 31, 2025, we had unused credit capacity of $1,594.2 million on our corporate revolving credit facility. In addition, subject to the limits contained in the documents governing such indebtedness, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to its substantial indebtedness will intensify. Specifically, our substantial indebtedness could have important consequences, including, among others:

•
increasing its vulnerability to adverse general economic and industry conditions;
•
limiting its flexibility in planning for, or reacting to, changes in the economy and the footwear industry;
•
increasing our cost of borrowing and causing us to incur substantial fees from time to time in connection with debt amendments or refinancings;
•
making it more difficult to obtain additional financing in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes; and
•
potentially requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our other business needs.

We expect that our principal sources of liquidity will be cash flow from operations and borrowings under the revolving credit portion of our senior secured credit facilities. We anticipate that our principal uses of liquidity will be to provide working capital, meet debt service requirements, fund capital expenditures and fund our strategic initiatives.

While we believe that our cash flows will be sufficient to service our debt, there may be circumstances in which required payments of principal and/or interest on this debt could adversely affect our cash flows and operating results. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may have to refinance all or a portion of our debt or to obtain additional financing, and we may default under certain debt covenants. There can be no assurance that any refinancing of this kind would be possible or that any additional financing could be obtained.

The Instruments And Other Documents Governing Our Indebtedness Contain, And Any Agreements Governing Future Indebtedness May Contain, Restrictions That Limit Our Ability To Access Sufficient Capital And Flexibility In Operating Our Business.

The documentation governing our indebtedness contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, incur or guarantee additional indebtedness, incur or permit liens, merge or consolidate with or into, another company, sell assets, make distributions and other payments in respect of our units, including to redeem or repurchase our units, make certain acquisitions and investments and enter into transactions with affiliates. Our inability to access sufficient capital or maintain flexibility in our operations may have a material adverse effect on our business, results of operations and financial condition.

Our Failure To Comply With The Covenants In The Documents Governing The Terms Of Our Indebtedness Could Be An Event Of Default. We Cannot Guarantee That We Will Be Able To Obtain Waivers From Lenders Or Investors And/Or Amend The Covenants In The Event Of Any Such Failure.

In addition to covenants imposing restrictions on our business and operations, certain of our financing documentation includes covenants relating to financial ratios and tests. Our ability to comply with these covenants may be affected by events that may not be in our control, including prevailing economic, financial, credit and industry conditions, and the other factors described in these "Risk Factors." The breach of any covenants set forth in our financing documentation could result in an event of default which, if not waived or amended, subject to applicable cure periods, could trigger acceleration of our indebtedness and an increase in the interest rates applicable to such indebtedness, and may result in a cross-default or cross-acceleration of our other debt and agreements containing cross-default or cross-acceleration provisions. The acceleration of our indebtedness could have a material adverse effect on our business, results of operations, and financial condition. In the event of any default under our existing or future credit facilities the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable and to refuse to lend us additional amounts and require deposit of cash collateral in respect of outstanding letters of credit. In addition, we granted a security interest in a significant portion of our assets to secure our obligations under our indebtedness, and therefore during the existence of an event of default, the applicable lenders could exercise their rights and remedies thereunder, including by way of initiating foreclosure proceedings against any assets constituting collateral for our obligations.

Our Foreign Currency Indebtedness May Subject Us To Foreign Currency Exchange Risk, Which Could Cause Our Indebtedness Service Obligations To Increase Significantly.

Certain of our indebtedness are and may in the future be denominated in currencies other than U.S. dollars and the terms thereunder do and in the future may require payment in currencies other than in U.S. dollars. As a result, fluctuations in the value of the U.S. dollar compared to other currencies may have a material impact on our ability to make interest payments and repay such debt facilities. We do not currently engage in hedging activities with respect to currency exchange rate risks, but may in the future engage in such activities.

RISKS RELATED TO THE MERGER

Our Business Relationships May Be Subject To Disruption Due To Uncertainty Associated With The Merger, Which Could Have An Adverse Effect On Our Results Of Operations, Cash Flows And Financial Position.

Parties with which we do business may be uncertain as to the effects the Merger may have on them, including with respect to current or future business relationships with us. These relationships may be subject to disruption as customers, suppliers and other persons with whom our Predecessor had a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our results of operations, cash flows and financial position, including an adverse effect on our ability to realize the expected benefits of the Merger.

Uncertainties Associated With The Merger May Cause A Loss Of Our Employees.

With the completion of the Merger, our Predecessor’s current and prospective employees may experience uncertainty about their future roles under our management, which may materially adversely affect our ability to attract and retain key personnel. Our success depends in part on our ability to attract and retain key employees. Key personnel may depart because of issues relating to the uncertainty and difficulty of the transition of the operations of the business under our management or a desire not to remain under our management. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that Predecessor had been able to in the past. We may lose significant expertise and talent relating to our business, and our ability to realize the anticipated benefits of the Merger may be adversely affected. The loss of any member of the Predecessor’s senior management team could impair our ability to execute our business plan and growth strategy, have a negative impact on our revenues and the effective working relationships that the Predecessor’s executive management have developed and cause employee morale problems and the loss of additional key employees, agents, managers and clients.

Legal Proceedings Against Us Related To The Merger Could Result In Substantial Costs And/Or A Judgment Resulting In The Payment Of Damages.

Between September 16, 2025 and January 9, 2026, various purported stockholders of Skechers filed appraisal actions in the Delaware Court of Chancery seeking appraisal of their shares of Skechers Common Stock that they purported to own as of the date the Merger closed. On January 14, 2026, the Court granted the parties’ proposed order consolidating these actions, and appointing lead petitioners and lead counsel, with the consolidated case now being captioned In re Appraisal of Skechers U.S.A., Inc., C.A. No. 2025-1044. For further information, refer to Item 3 "Legal Proceedings."

On November 5, 2025, certain purported stockholders of Skechers filed a lawsuit in the Delaware Court of Chancery against certain current and former officers and directors of Skechers, alleging breaches of fiduciary duty in connection with the Merger. Plaintiffs also asserted a claim against 3G Capital Inc. for allegedly aiding and abetting breach of fiduciary duty. On March 10, 2026, another purported stockholder of Skechers filed a lawsuit in the Delaware Court of Chancery against certain current and former officers and directors of Skechers, alleging breaches of fiduciary duty in connection with the Merger. Plaintiffs in both cases seek to represent a class of Skechers stockholders, and seek damages in an amount to be determined at trial, as well as certain costs and fees. For further information, refer to Item 3 "Legal Proceedings."

It is possible that additional litigation may be filed in the future. Even if a lawsuit is unsuccessful, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. These lawsuits could result in significant costs to us, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

RISKS RELATED TO LEGAL, REGULATORY AND ESG MATTERS

We May Face Changes In Tax Laws Or The Potential Imposition Of Additional Duties, Quotas, Tariffs And Other Trade Restrictions.

Our products manufactured overseas and imported into the U.S., the European Union (“EU”) and other countries are subject to customs duties. We are unable to predict whether there may be unfavorable changes in tax laws in the U.S. or overseas, additional customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions imposed on the importation of our products in the future. Such actions could adversely affect our ability to produce and market footwear at competitive prices and might have an adverse impact on our sales and results of operations.

In addition, changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed model rules including establishing a global minimum corporate income tax tested on a jurisdictional basis (the “Pillar Two”). Many jurisdictions have adopted or announced an intention to adopt Pillar Two. There can be no assurance that our effective tax rate, tax payments or conditional reduced tax rates will not be adversely affected as countries independently amend their tax laws to adopt Pillar Two. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our Business Could Be Harmed If Our Contract Manufacturers, Suppliers Or Licensees Violate Labor, Trade Or Other Laws.

We require our independent contract manufacturers, suppliers and licensees to operate in compliance with applicable laws and regulations. Manufacturers are required to certify that neither convicted, forced or indentured labor (as defined under U.S. law) nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation is paid in accordance with local law and that their factories are in compliance with local safety regulations. Although we promote ethical business practices and our sourcing personnel periodically visit and monitor the operations of our independent contract manufacturers, suppliers and licensees, we do not control them or their labor practices. If one of our independent contract manufacturers, suppliers or licensees violates labor or other laws or diverges from those labor practices generally accepted as ethical in the U.S., it could result in adverse publicity for us, damage our reputation in the U.S., or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

In addition, if we or our foreign manufacturers violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record-keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas, or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We May Experience Disruptions To Our Business, Expenses And Potential Liability Associated With Existing And Unanticipated Future Litigation Against Us.

In addition to the legal matters included in our reserve for loss contingencies, we occasionally become involved in litigation and investigations, and we are unable to determine the extent of any liability that may arise from any such matters. We have no reason to believe that there is a reasonable possibility or that it is probable that we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation and investigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected. Further, any unanticipated litigation or investigation in the future, regardless of its merits, could also significantly divert management’s attention from our operations and result in substantial legal fees being incurred. Such disruptions, legal fees and any losses resulting from these unanticipated future matters could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our Ability To Compete Could Be Jeopardized If We Are Unable To Protect Our Intellectual Property Rights Or If We Are Sued For Intellectual Property Infringement.

We believe that our trademarks, design patents and other proprietary rights are important to our success and competitive position. We use trademarks on nearly all our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying Skechers and in distinguishing Skechers’ goods from the goods of others. We consider the ®,™,™,™, ®, ®, ®, ®, Skechers®, SKX®, Skechers Slip-ins®, Skechers Hands Free Slip-ins®, Heel Pillow®, Just Slip In®, Skechers Performance™, Skechers GO®, Skechers GOrun®, Skechers GOwalk®, Skechers GOgolf®, Ultra GO®, GO Foam®, Foamies®, Skechers on-the-GO®, Skechers Cali®, Skechers Street™, Skechers USA®, Skechers Active™, Skechers Sport Active™, Skechers Work™, Skechers Outdoor™, Max Cushioning®, Massage Fit®, Mark Nason®, Skechers Modern Comfort®, D’Lites®, BOBS®, BOBS Sport™, Our Planet Matters®, Glide Step®, Skech-Air®, Skech®, Skechers Kids™, Skechers Garage™, Twinkle Toes®, S Lights®, Relaxed Fit®, Arch Fit®, Hyper Burst®, 5Gen®, Cozy Fit®, Comfort That Performs®, The Comfort Technology Company®, Aero Comfort Technology®, Aero Burst®, and Air-Cooled Memory Foam® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and utility patents covering components and features used in various shoes. We believe that our patents and trademarks are sufficient to permit us to carry on our business as presently conducted. While we will continue to vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, our Predecessor has been involved with litigation in the past for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, which could negatively impact our business or financial condition.

In addition, the laws of foreign countries where we source and distribute our products may not protect intellectual property rights to the same extent as do the laws of the U.S. We cannot be assured that the actions we have taken to establish and protect our trademarks and other intellectual property rights outside the U.S. will be adequate to prevent imitation of our products by others or, if necessary, successfully challenge another party’s counterfeit products or products that otherwise infringe on our intellectual property rights on the basis of trademark or patent infringement. Continued sales of counterfeit products could adversely affect our sales and the Skechers brand and result in the shift of consumer preference away from our products. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the U.S., and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our Environmental, Social And Governance Commitments And Disclosures May Expose Us To Reputational Risks And Legal Liability.

Our brand and reputation are associated with our public commitments to various corporate environmental, social and governance ("ESG") initiatives, including our goals relating to sustainability and our employees. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation and adversely affect client relationships or recruitment and retention efforts, as well as expose us to potential legal liability. Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environmental, as well as legal and regulatory requirements requiring climate-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

RISKS RELATED TO INFORMATION SYSTEMS AND DATA SECURITY

Breaches Or Compromises Of Our Information Security Systems, Information Technology Systems And Our Infrastructure To Support Our Business Could Result In Disruption Of Our Business And Damage To Our Reputation.

As a routine part of our business, we utilize information security and IT systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our customers, employees, vendors and others. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, and the retail industry has been the target of many recent cyber-attacks. Although we plan to take measures to safeguard this sensitive information, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

We invest in industry standard security technology to protect personal information. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect against transaction or other data being breached or compromised. Although we maintain insurance designed to provide coverage for cyber risks related to what we believe to be adequate and collectible insurance in the event of theft, loss, fraudulent or unlawful use of customer, employee or company data, any compromise or breach of our cyber security systems could result in private information exposure and a violation of applicable privacy and other laws, significant potential liability including legal and financial costs, and loss of confidence in our security measures by customers, which could result in damage to the Skechers brand and have an adverse effect on our business, financial condition and reputation. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business data. Compliance with existing and proposed laws and regulations can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

Privacy Breaches And Other Cyber Security Risks Related To Our Business Could Negatively Affect Our Reputation, Credibility And Business.

We are dependent on IT systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third-party vendors for the storage, processing and transmission of personal and company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, as consumer identity theft and privacy and the retail industry, in particular, have been the target of many recent cyber-attacks. We generally require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy, but we do not control these third-party service providers and cannot guarantee the elimination of electronic or physical computer break-ins or security breaches in the future. Cybersecurity breaches, including physical or electronic break-ins, security breaches due to employee error or misconduct, attacks by hackers, phishing scams, malicious software programs such as viruses and malware, and other breaches outside of our control, could result in unauthorized access or damage to our IT systems and the IT systems of its third-party service providers. Despite our efforts and our third-party service providers to secure us and our IT systems, attacks on these systems do occur from time to time. As the techniques used to obtain unauthorized access to IT systems become more varied and sophisticated (as cyber criminals are finding new ways to launch their attacks) and if the occurrence of such security breaches becomes more frequent, we and our third-party service providers may be unable to adequately anticipate these techniques and implement appropriate preventative measures. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. While we maintain cyber risk insurance to provide some coverage for certain risks associated with cybersecurity incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity incident. A significant breach of customer, employee or company data could damage our reputation, our relationship with customers and the Skechers brands, and could result in lost sales, sizable fines, significant breach-notifications and other costs and lawsuits, as well as adversely affect our results of operations.

Additionally, we may incur increased costs and experience a significant strain on our resources to account for implementation of additional required security measures and technologies to protect personal data and confidential information or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed, such as the General Data Protection Regulation in the EU, various consumer privacy and data privacy and protection acts in the U.S., including, but not limited to, the American Data Privacy and Protection Act, the California Consumer Privacy Act and the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act, the Connecticut Data Privacy Act and the Iowa Consumer Data Protection Act, and the Personal Information Protection Law in China.

Increased scrutiny by federal regulators, such as the FTC, and state attorney generals focused on the retail industry may lead to increased privacy and cybersecurity costs such as organizational changes, deploying additional personnel, acquiring and implementing enhanced privacy and security technologies on e-commerce sites, mandatory employee training for those handling customer and employee personal data, and engaging third-party experts and consultants, and the unauthorized use of proprietary information may materially and adversely affect our business, financial condition, results of operations, and cash flows.

A Material Delay Or Disruption In Our Information Technology Systems Or E-Commerce Websites Or Our Failure Or Inability To Upgrade Our Information Technology Systems Precisely And Efficiently Could Negatively Affect Our Business.

We rely extensively on our IT systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in or failure to implement new systems, could adversely affect our business. We also operate a number of e-commerce websites throughout the world. Our IT systems and e-commerce websites may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, malicious software, such as viruses and malware, attacks by hackers, security breaches, usage errors or misconduct by our employees and bad acts by our customers and website visitors which could materially adversely affect our business.

We are near finalization of a multi-year Enterprise Resource Planning (“ERP”) implementation. The implementation of the ERP has required a significant investment in human and financial resources. Implementing new systems also carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays and disruption of operations. Third-party vendors are also relied upon to design, program, maintain and service our ERP implementation program. Any failures of these vendors to properly deliver their services could similarly have a material adverse effect on our business. In addition, any disruptions or malfunctions affecting our ERP implementation plan could cause critical information upon which we rely to be delayed, defective, corrupted, inadequate, inaccessible or lost or otherwise cause delays or disruptions to our operations, and we may have to make significant investments to fix or replace impacted systems.

RISKS RELATED TO OWNERSHIP OF OUR UNITS

Our Units Are Not Tradable Or Transferable.

There is no public market for our units and one is not expected to develop. While we could pursue an initial public offering in the future, we are under no obligation to do so and may never undertake one. Additionally, holders of Common Units issued for rollover equity and equity financing ("Legacy Members") are generally prohibited from selling, transferring, pledging or otherwise disposing of their units, except in very limited circumstances and only with the prior written consent of 3G Fund VI, L.P., a Cayman Islands exempted limited partnership. As a result, Legacy Members should be prepared to hold our units indefinitely, without any assurance of liquidity or a future exit opportunity.

The Value Of Our Units Is Highly Uncertain And Cannot Be Reliably Estimated.

Our investment strategies and long-term plans involve numerous risks, depend on assumptions that are inherently uncertain and are subject to many factors outside of our control. These include changes in market and macroeconomic conditions, political or economic instability, trade policies and tariffs and fluctuations in our performance, which could materially impact our operations and financial results. As a result, the value of our units could fluctuate significantly, or significantly decline, over time. Our units are highly speculative, carry a high level of risk and uncertainty and may not result in any return.

Beach Acquisition May Never Pursue An Initial Public Offering Or A Change Of Control, Or Realize The Anticipated Benefits Of Its Strategy, And Even If It Does, It May Not Provide The Liquidity Or Return On Investment Legacy Members Expect.

Legacy Members do not have the right to compel us to pursue a liquidity event such as an initial public offering or a change of control transaction. Pursuant to the terms of our Amended & Restated Limited Liability Company Agreement (“A&R LLCA”), only the Legacy Member Representative (as defined in our A&R LLCA) (and not the individual Legacy Members) may request that we pursue a Liquidity Transaction (as defined in our A&R LLCA) that would result in the sale of 100% of our units held by Legacy Members, subject to and in accordance with the terms of our A&R LLCA, and only at any time beginning after September 12, 2030.

If the Legacy Member Representative makes such a request, we may, at our discretion (i) initiate a Liquidity Transaction, (ii) purchase or facilitate a third-party purchase of our units held by Legacy Members at fair market value or (iii) defer the request for up to nine months if, after consulting with our advisors, our Board determines in good faith that market conditions or other financial, tax, regulatory or business considerations are not favorable.

If the Legacy Member Representative does not submit a liquidity request, and neither we nor Fund VI initiates a liquidity event independently, the Legacy Members will have no means to liquidate their holdings in us. As a result, there is a risk that Legacy Members may be unable to realize liquidity or achieve a return on their investment in our Units. In addition, we, Fund VI or the Legacy Member Representative may seek to initiate a liquidity event at a time when some or all Legacy Members may prefer not to do so, including at a time when prevailing market conditions would result in a valuation or return that Legacy Members or other investors consider inadequate.

In addition, we are anticipating cost savings which are based on a number of assumptions, including assumptions about our operations and expenses and ability to improve various business functions, each of which may prove to be inaccurate. We can provide no assurance that we will be able to implement our planned initiatives in the manner or on the schedule currently contemplated, or at all. Additionally, there are significant risks inherent to implementing these initiatives, such as business disruptions to our operations. Failure to achieve anticipated cost savings, delays in their realization, or negative impacts associated with the implementation of these initiatives, could materially adversely affect our financial performance and the value of the investment. As a result, there is a risk that Legacy Members may be unable to realize liquidity or achieve a return on their investment in our units.

Our Units Will Not Be Listed On Any Securities Exchange And, Accordingly, Holders Of Our Units Will Not Have The Benefit Of Certain Corporate Governance Protections.

Our units are not listed on any national securities exchange, and there are currently no plans to list our units in the future. As a result, we will not be subject to the governance standards imposed by the national stock exchanges, including the requirement to have a majority independent board of directors and a fully independent compensation committee and nominating and governance committee, subject to certain exceptions. 3G Capital Inc. (“3G Capital”) has the authority to appoint and remove all directors (other than the right of the Legacy Member Representative to be appointed to our Board) and to determine the membership of all board committees. Given this structure, there will be no independent oversight of our Board or management, and we will not be subject to the same governance requirements or regulatory oversight applicable to publicly traded companies, and decisions may be made solely in the interest of 3G Capital (and the Legacy Members will have limited or no recourse if they disagree with those decisions).

Legacy Members That Hold Units Will Not Have The Same Rights Or Protections As Shareholders Of A Corporation And Will Be Subject To Transfer Restrictions.

Legacy Members’ units will be governed by the terms of our A&R LLCA. Our units represent ownership in a limited liability company and are fundamentally different from shares of common stock in a corporation. Legacy Members do not have the same rights typically available to corporate shareholders, including voting rights, fiduciary protections, access to information, attendance at and receipt of information relating to annual meetings or the ability to nominate or elect directors. Our A&R LLCA eliminates all fiduciary duties to the fullest extent permitted under Delaware law, including duties of care and loyalty. As a result, Fund VI and its affiliates may take actions in their own interest and are not required to consider our interests or the interests of other members, and such actions may be adverse to our interests or the interests of the other members. Fund VI controls us, including the right to appoint a majority of our Board, and will be able to unilaterally direct our operations and strategic decisions. Legacy Members have limited ability to influence outcomes and limited recourse if they disagree with Fund VI’s decisions. Also, only the Legacy Member Representative has limited information rights with respect to our books and records or operations. The Legacy Members have waived their information rights under our A&R LLCA and will not be able to transfer their units except with Fund VI’s prior written consent and only under narrow exceptions outlined in our A&R LLCA. Any transfers in violation of our A&R LLCA will be deemed void and any units intentionally purported to be transferred in violation of our A&R LLCA will be subject to forfeiture. Certain Legacy Members may also be subject to post-closing restrictions, including non-compete, non- solicitation and non-hire obligations.

Our A&R LLCA also provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” does not apply against any member or its affiliates, including any of our directors and officers affiliated with or designated by such member, in a manner that would prohibit them from investing in competing businesses or doing business with our clients or customers. To the extent that any member, including Fund VI, or its respective affiliates invests in other businesses, they may have differing interests than holders of our units. These differing interests may influence our strategic direction and impact the value of our units.

We Are Controlled By Fund VI. The Legacy Member Representative Has Limited Rights Pursuant To Our A&R LLCA And Has No Ability To Control Or Direct Our Policies.

Fund VI controls 84.8% of our voting power. Pursuant to the terms of our A&R LLCA, Fund VI has sole discretion to consent to any transfer of our units held by any Legacy Member and their Permitted Transferees (as defined in our A&R LLCA) (other than to a Permitted Transferee) prior to certain Liquidity Transactions, the sole right to determine the number of directors on our Board and appoint and remove directors (other than the Legacy Member Representative), and in the case of the Legacy Member Representative’s removal, resignation or inability to act, has the sole right to approve his, her or its successor (who will be elected by majority vote of the Legacy Members, subject to the approval of Fund VI). As a result, although the Legacy Member Representative serves on our Board to represent the Legacy Members, our Board is and will be made up of such number of directors as may be determined by Fund VI.

The Legacy Member Representative has very limited rights under our A&R LLCA and its role will be very different from that of a director of a public corporation. He, she or it has no ability to control or direct our policies, no ability to control or influence our actions, no governance rights and no right to sit on any of our Board’s committees. The Legacy Member Representative may, five years following the date of our A&R LLCA, request that we pursue an initial public offering or change of control that would result in a sale of 100% of units held by Legacy Members. He, she or it will also have certain consent rights over our ability to enter into any related person transactions, redeem or repurchase any equity securities and declare any distributions (other than on a pro rata, pari passu basis), amendments that would adversely and disproportionately affect the Legacy Members as compared to Fund VI, and amendments that could adversely impact any rights or obligations of the Legacy Members or adversely affect the rights of the Legacy Member Representative as a director on our Board. Any decisions made by the Legacy Member Representative pursuant to our A&R LLCA will be binding upon the Legacy Members.

Fund VI’s concentration of ownership and voting power in Fund VI may subject the Legacy Members to decisions that materially adversely affect their interests, including decisions related to distributions, strategic transactions, the sale of our assets and operations, without meaningful input or recourse and could materially adversely affect the value of our units held by the Legacy Members and the ability of the Legacy Members to realize a return on their investment.

Neither We Nor Fund VI Have Any Direction Or Control Over The Appointment Of The Legacy Member Representative. Legacy Members Will Be Bound By Certain Of The Legacy Member Representative’s Decisions.

The Legacy Members, by a majority vote of the units held by such Legacy Members, elected the Legacy Member Representative to sit on our Board. For so long as a Legacy Member Representative is serving in such capacity, the Legacy Member Representative will serve as a director, and Fund VI will be entitled to appoint all of the other directors on our Board. Any replacement Legacy Member Representative will be elected by a majority vote of the Legacy Members and will be subject to the approval of Fund VI. Notwithstanding such approval right, only the Legacy Members (and not us or Fund VI) will be able to vote the Legacy Member Representative, and neither we nor Fund VI will have the ability to appoint or remove the Legacy Member Representative from our Board. The Legacy Member Representative may resign at any time and may be removed by a majority vote of our units held by the Legacy Members. There can be no assurance that the Legacy Member Representative will be the Greenberg Family Trust, the Skechers Voting Trust, Robert Greenberg or certain members of the Greenberg family (collectively, the “Greenberg Stockholders”) or otherwise be a director, officer, employee or any other person formerly employed by or associated with our Predecessor, or familiar with our business or the industry in which it operates.

Any decisions made by the Legacy Member Representative pursuant to our A&R LLCA will be binding upon the Legacy Members, including the decision to, after September 12, 2030, request that we pursue a Liquidity Transaction and any consent of the Legacy Member Representative over our ability to enter into any related person transactions, redeem or repurchase any equity securities, declare any distributions other than on a pro rata, pari passu basis and amendments to our A&R LLCA that would adversely and disproportionately affect the Legacy Members as compared to Fund VI, adversely impact any rights or obligations of the Legacy Members or adversely affect the rights of the Legacy Member Representative as a director on our Board. The Legacy Member Representative may have differing priorities and objectives from the other Legacy Members regarding our units, the exercise of the Liquidity Transaction right and the other consent rights available to the Legacy Member Representative. These differing interests may influence the Legacy Member Representative’s decision-making, which will nonetheless be binding upon our units held by the Legacy Members and may impact our business and the value of our units.

We Intend To Terminate Or Suspend Our Reporting Obligations Under The Exchange Act, As Promptly As Practicable. In Addition, Our A&R LLCA Affords No Information Rights To Legacy Members.

Subject to applicable Exchange Act rules, we intend to terminate or suspend our reporting obligations under the Exchange Act as promptly as practicable. Furthermore, Legacy Members do not have information rights under our A&R LLCA. As a result, Legacy Members have no visibility into our operations, financial performance or material risks, which will significantly impair their ability to assess the potential value of our units.

Legacy Members Are Not Entitled To Receive Distributions.

Our Board may, but will not be obligated to, direct us to make distributions to the members at any time or from time to time, as determined by our Board in its sole and absolute discretion. No distributions on our units are currently contemplated. In addition, our debt instruments may limit future payment of distributions.

Future Issuances Of Our Units May Be Significantly Dilutive To Holders Of Our Common Units, To The Extent Preemptive Rights Are Unavailable Or Unexercised With Respect To Such Issuances.

We have two classes of units, designated, respectively, as Common Units and Class P Units. Each Common Unit is entitled to one vote with respect to all matters on which holders of our units are entitled to vote. The Class P Units have the same rights and obligations as the Common Units, except that each Class P Unit is equivalent to 2.9655 Common Units and may be subject to service-based or performance-based vesting criteria as may be set forth in the applicable award agreement pertaining to such Class P Unit. Subject to certain exceptions described in our A&R LLCA, future issuances of Common Units or Class P Units will be subject to the preemptive rights provisions set forth in our A&R LLCA; however, such issuances could be significantly dilutive to holders of Common Units in both their relative voting power and their percentage ownership of our outstanding equity to the extent preemptive rights are not available or are unexercised.

Our A&R LLCA Designates The Court Of Chancery Of The State Of Delaware And Any State Appellate Court Thereof, Or, If Such Court Lacks Jurisdiction, The Federal Courts In The State Of Delaware And Any Appellate Court Thereof, Or If Such Court Lacks Jurisdiction, Any State Court In The State Of Delaware And Any Appellate Court Thereof, As Applicable, As The Sole And Exclusive Forum For Certain Types Of Actions And Proceedings That May Be Initiated By Our Members, Which Could Limit Our Members’ Ability To Obtain A Favorable Judicial Forum For Disputes With Us Or Our Managers, Officers Or Other Employees.

As permitted by the Delaware Limited Liability Company Act, our A&R LLCA provides that each of our members submits to the exclusive general jurisdiction of the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state or federal courts in the State of Delaware and any appellate court thereof, in any action or proceeding arising in connection with our A&R LLCA or the transactions contemplated thereby. This provision of our A&R LLCA does not provide exclusive jurisdiction to the Court of Chancery of the State of Delaware or any other state court in the State of Delaware where such court does not have jurisdiction, such as actions or proceedings brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder (which actions or proceedings we understand must be brought in federal courts under Section 27 of the Exchange Act). Also, this provision of our A&R LLCA does not apply to actions or proceedings that do not arise in connection with or are unrelated to our A&R LLCA or transactions contemplated thereby, such as actions or proceedings brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder or the Exchange Act or the rules and regulations thereunder. In connection with the submission to such courts in an appropriate action or proceeding, our A&R LLCA provides that each of our members waives any objection to venue in such courts and defense of inconvenient forum to the maintenance of such action or proceeding in such courts. Our members will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in our A&R LLCA.

These provisions may increase costs to bring a claim, discourage claims or limit a member’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its managers, officers or other employees, which may discourage such lawsuits against us or our managers, officers or other employees. If a court were to find our exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Our A&R LLCA Includes A Jury Trial Waiver That Could Limit The Ability Of Our Members To Bring Or Demand A Jury Trial In Any Claim Or Cause Of Action Arising Out Of Or Relating To Our A&R LLCA Or Us.

Our A&R LLCA contains a provision pursuant to which our members waive their respective rights to a trial by jury in any action or proceeding arising out of or relating to our A&R LLCA, or us. Any person who becomes a member as a result of a transfer or assignment of our units would become subject to the terms of our A&R LLCA, including the waiver of jury trial provisions. This jury trial waiver does not apply to any claim or cause of action arising out of or relating to the Securities Act or Exchange Act. In addition, investors cannot waive compliance with the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If we opposed a jury trial demand based on the jury trial waiver, the appropriate court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law, including in respect of federal securities laws claims.

This waiver of jury trial provision may limit the ability of our members to bring or demand a jury trial in any claim or cause of action arising out of or relating to our A&R LLCA, or us, which may discourage lawsuits with respect to such claims. Additionally, the jury trial waiver provision may result in increased costs to members to bring a claim, limited access to information and other imbalances of resources between us and our members, and such provision could discourage claims or limit members’ ability to bring a claim in a judicial forum that they find favorable. Alternatively, if a court were to find the waiver of jury trial provision contained in our A&R LLCA to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action, which could harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. This process is supported by both management and our Board of Directors.

We have developed and implemented a Cybersecurity Risk Management Program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We leverage industry standard frameworks such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and Center for Internet Security (“CIS”) framework to inform how we identify, assess and manage cybersecurity risks relevant to our business.

Our Cybersecurity Risk Management Program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
cybersecurity awareness training of our employees, and incident response personnel;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•
a third-party risk management process for service providers, suppliers, and vendors; and
•
engagement of third parties for our 24/7 monitoring, detection, and response; regular penetration testing, program controls assessment, and proactive incident preparedness activities.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors is responsible for overseeing our enterprise risk management activities. Our Senior Vice President (“SVP”) of Information Technology and the Vice President ("VP") of Information Security have overall responsibility for assessing and managing our material risks from cybersecurity threats. To help ensure effective oversight, the Board of Directors receives reports on information security and cybersecurity at least annually, and receives an update quarterly on information security and cybersecurity from materials provided by the VP of Information Security.

The VP of Information Security oversees the Information Security Steering Committee (“Steering Committee”), which provides education on the Company’s cybersecurity programs and controls to key members of the Company. The Steering Committee meets quarterly and is comprised of members from the Executive Leadership Team, including the Chief Financial Officer and Executive Vice President of Business Affairs, as well as the SVP of Information Technology, VP of Information Security, VP of Corporate Communications, VP of Privacy, SVP of Digital Innovation, and Head of Global Human Resources.

Cybersecurity risk management is led by our VP of Information Security and our SVP of Information Technology, who reports to our Executive Vice President of Transformation (and during 2025, to our Chief Operating Officer), who are generally responsible for management of cybersecurity risk and the protection and defense of our networks, systems and data. The VP of Information Security manages a team of cybersecurity professionals with broad experience, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, digital security and regulatory compliance.

Our VP of Information Security has over 15 years of experience in technology and information security, serves on the board of directors of the Retail & Hospitality Information Sharing and Analysis Center ("RH-ISAC") and holds several cybersecurity and risk management certifications. Our SVP of Information Technology has over 30 years of information technology management and cybersecurity experience and has held leadership roles overseeing all aspects of information technology operations for multiple Fortune 500 and Fortune 50 global companies, particularly in the retail and media & entertainment sectors.

We continue to invest in cybersecurity and resiliency of our networks and adapt our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Item 1A "Risk Factors."

Item 2. Properties

CORPORATE HEADQUARTERS

Skechers Corporate Headquarters are located at several properties in or near Los Angeles, California, which consist of an aggregate of approximately 0.4 million square feet. We own and lease portions of our corporate headquarters.

We lease most of our international administrative offices and showrooms located in the Americas, Europe and Asia Pacific. The property leases expire on various dates through October 2034. Corporate offices, administrative offices, and showrooms are included within our Wholesale segment.

DISTRIBUTION FACILITIES

We believe that strong distribution is critical to our operations. Our distribution facilities include highly automated solutions to support our future growth in our Company. We regularly evaluate our distribution infrastructure and consolidate or expand our capacity as we believe appropriate for our operations. Our distribution facilities are included within our Wholesale segment. Our principal distribution facilities are as follows:

Americas. Our North America Distribution Center occupies approximately 3.5 million square feet on the main campus in Southern California, which is leased from a joint venture. In 2024, Skechers entered into an agreement with a new joint venture for the expansion of this distribution center, which was substantially completed at the end of December 2025. In addition, we lease 2.4 million square feet of distribution center space from third parties. The main campus leases expire at various dates through December 2040, and the leases for the remaining space expire at various dates through May 2028. Additionally, our Canada Distribution Center occupies approximately 0.4 million square feet in British Colombia and the lease is set to expire in December 2032.

Europe, Middle East and Africa. Our European Distribution Center occupies approximately 2.4 million square feet in Liege, Belgium. The leases comprising this Distribution Center provide for original terms of 3 to 15 years. The property leases expire on various dates through December 2030. We are in the process of expanding further in Europe with the construction of a larger distribution center in Liege, with an estimated relocation in 2028.

Asia Pacific. Our China Distribution Center occupies approximately 1.6 million square feet in Taicang, China. We plan to further expand in this market with the construction of a second distribution center in China, which is expected to be an approximately 2.3 million square foot facility. Our Japan Distribution Center is approximately 0.9 million square feet, with a lease that is set to expire in October 2031. Our India Distribution Center occupies approximately 0.8 million square feet outside of Mumbai, with a lease that is set to expire in October 2043.

We have additional Company-operated distribution centers as well as third-party distribution centers serving regional markets in the Americas, Europe and Asia Pacific.

COMPANY OWNED AND THIRD-PARTY STORES

As of December 31, 2025, we had 5,293 Skechers-branded retail stores in 128 countries. The network of stores includes 2,004 Company-owned and 3,289 third-party locations. These third-party stores are distributor, licensed and franchise owned and are included in our Wholesale segment.

Store count, openings and closings for our domestic, international, and third-party stores are as follows:

	Number of locations
	December 31, 2024	Opened(1)	Closed(1)	December 31, 2025
Domestic stores	610	62	(9)	663
International stores	1,177	256	(92)	1,341
Distributor, licensee and franchise stores	3,509	286	(506)	3,289
Total Skechers stores	5,296	604	(607)	5,293

(1)
Includes the conversion of 58 third-party stores to International stores previously included in Franchise stores.

We pursue our direct-to-consumer strategy through our integrated retail formats, which enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. Our retail stores are included in our Direct-to-Consumer segment. Our physical retail formats are as follows:

Concept Stores. Our concept stores serve as a showcase for a wide range of our product offering. Retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. These stores also serve as product testing venues.

Factory Outlet Stores. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise as well as feature key inline product.

Big Box Stores. Our free-standing and attached big box stores provide opportunities to sell new product while also allowing us to liquidate excess merchandise, discontinued lines and odd-size inventory.

Substantially all of our retail stores are leased, with terms that expire on various dates through February 2044. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of the store’s gross sales in excess of the base annual rent.

Item 3. Legal Proceedings

PWCM Master Fund LTD., et al. v. Robert Greenberg, et al., No. 2025-1281 (Del. Ch.) – On November 5, 2025, certain purported stockholders of Skechers filed a lawsuit in the Delaware Court of Chancery against certain current and former officers and directors of Skechers, alleging breaches of fiduciary duty in connection with the merger of Skechers and affiliates of 3G Capital Inc. (collectively, “3G Capital”). Plaintiffs also asserted a claim against 3G Capital Inc. for allegedly aiding and abetting breach of fiduciary duty. Plaintiffs seek to represent a class of Skechers stockholders, and seek damages in an amount to be determined at trial, as well as certain costs and fees. On December 30, 2025, ODS Capital LLC, another purported stockholder of Skechers, filed a motion to intervene and stay proceedings pending the parties’ coordination and stipulation on a schedule outlining a deadline for filing plenary complaints, consolidation, and class leadership briefing. On January 7 and 15, 2026, certain other purported stockholders of Skechers filed letters in support of the motion of ODS Capital LLC. On February 20, 2026, plaintiffs filed an opposition to the motion to intervene and stay. On

February 27, 2026, ODS Capital LLC filed a reply in further support of its motion. On March 9, 2026, the Court scheduled a telephonic hearing on the motion to intervene and stay, which will be held on April 22, 2026, at 1:30 p.m. While it is too early to predict the outcome of the case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Police & Fire Retirement System of the City of Detroit v. Michael Greenberg, et al., No. 2026-0331 (Del. Ch.) – On March 10, 2026, a purported stockholder of Skechers—which had previously filed a letter in support of the motion of ODS Capital LLC to intervene and stay proceedings in PWCM Master Fund LTD., et al. v. Robert Greenberg, et al., No. 2025-1281 (Del. Ch.)—filed a lawsuit in the Delaware Court of Chancery against certain current and former officers and directors of Skechers, alleging breaches of fiduciary duty in connection with the merger of Skechers and affiliates of 3G Capital. Plaintiff seeks to represent a class of Skechers stockholders, and seek damages in an amount to be determined at trial, as well as certain costs and fees. Additional cases asserting claims for breach of fiduciary duty in connection with the merger of Skechers and affiliates of 3G Capital may be filed in the future. While it is too early to predict the outcome of the case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Petitioners v. Skechers U.S.A., Inc. – On September 16, 2025, a purported holder of Skechers Common Stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned Giffuni v. Skechers U.S.A., Inc. C.A. No. 2025-1044-KSJM (Del. Ch.). On September 18, 2025, a purported holder of Skechers Common Stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned Lancashire Investments L.P. v. Skechers U.S.A., Inc. C.A. No. 2025-1053 (Del. Ch.). On September 23, 2025, a purported holder of Skechers Common Stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned FourWorld Global Opportunities Fund, Ltd. v. Skechers U.S.A., Inc. C.A. No. 2025-1081 (Del. Ch.). On October 2, 2025, a purported holder of Skechers Common Stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned Quadre Investments, L.P. v. Skechers U.S.A., Inc. C.A. No. 2025-1120 (Del. Ch.). On November 13, 2025, purported holders of Skechers Common stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned AQR Absolute Return Master Account, L.P. et al. v. Skechers U.S.A., Inc., C.A. No. 2025-1318 (Del. Ch.). On November 18, 2025, purported holders of Skechers Common stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned Glazer Enhanced Fund, L.P. et al. v. Skechers U.S.A., Inc., C.A. No. 2025-1339 (Del. Ch.). On January 8, 2026, purported holders of Skechers Common stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned FourWorld Special Opportunities Fund, LLC et al. v. Skechers U.S.A., Inc., C.A. No. 2026-0031 (Del. Ch.). On January 9, 2026, a purported holder of Skechers Common stock filed a petition for appraisal of stock in the Court of Chancery of the State of Delaware, captioned Empyrean Capital Overseas Master Fund, Ltd. v. Skechers U.S.A., Inc., C.A. No. 2026-0035 (Del. Ch.). On January 14, 2026, the Court granted the parties’ proposed order consolidating these actions, and appointing lead petitioners and lead counsel, with the consolidated case now being captioned In re Appraisal of Skechers U.S.A., Inc., C.A. No. 2025-1044. Petitioners seek appraisal of their shares of Skechers Common Stock that they purported to own as of the date the Merger closed. Other appraisal petitions may be filed in the future. The Company believes the Cash Election Consideration exceeds the fair value of Skechers Common Stock as of the date the Merger closed.

Handsfree Labs Licensing, LLC, Fast IP, LLC and Kizik Design, LLC v. Skechers USA, Inc. – On July 24, 2025, Handsfree Labs Licensing, LLC, Fast IP, LLC and Kizik Design, LLC (collectively, “Kizik”) filed an action against our company in the United States District Court for the Eastern District of Texas, Case No. 2:25-CV-00744, alleging that Skechers Slip-ins shoes infringe the claims of four Kizik utility patents and two Kizik design patents. Kizik seeks injunctive relief, a finding of willful infringement, damages, pre-judgment and post-judgment interest, attorneys’ fees and costs. On October 14, 2025, Skechers filed a motion to dismiss certain of Kizik’s claims. In response, on November 4, 2025, Kizik filed an amended complaint that, among other things, dropped one of its design patent infringement claims and added claims that Skechers Slip-ins shoes infringe two additional Kizik utility patents, one that issued on November 4, 2025, and another that was recently allowed by the U.S. Patent and Trademark Office and is about to issue. On November 18, 2025, Skechers filed another motion to dismiss. In response, on December 19, 2025, Kizik filed yet another amended complaint. On January 9, 2026, Skechers responded to the second amended complaint with another motion seeking the dismissal of certain of Kizik’s claims. On October 27, 2025, Skechers filed a motion seeking to transfer the case to the United States District Court for the Central District of California on the ground that California is a far more convenient venue than Texas. While it is too early to predict the outcome of the District Court case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Fast IP, LLC v. Skechers USA Deutschland GmbH, Skechers Sarl, Skechers USA, Inc., Skechers EDC SPRL, Skechers USA Italia Srl and Skechers USA France SAS – On August 18, 2025, Fast IP, LLC (“Kizik”) filed an action against us with the European Unified Patent Court, Munich Division, Case No. ACT_34780/2025 UPC_CFI_743/2025, alleging that certain Skechers Slip-ins shoes infringe the claims of one Kizik utility patent. Kizik seeks injunctive relief, a declaration of infringement, certain information and documents, damages (including provisional damages of 200,000 Euros), a recall from commercial customers, publication of the decision in national media outlets, and costs. On December 2, 2025, Skechers filed its defense to Kizik’s claims, as well as a counterclaim seeking the revocation of Kizik’s patent. While it is too early to predict the outcome of the European Unified Patent Court case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Nike, Inc. v. Skechers USA, Inc. – On November 6, 2023, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:23-CV-09346, alleging that certain Skechers shoe designs infringe the claims of six Nike utility patents that purportedly cover Nike’s Flyknit technologies. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, and costs. On January 12, 2024, we answered Nike’s complaint, denying the allegations, and filed counterclaims seeking declarations of invalidity of the asserted patents, and non-infringement. The District Court held a claim construction hearing on September 20, 2024. In early November 2024, we filed petitions with the Patent Trial and Appeals Board (“PTAB”) seeking to institute inter partes review of each of the six Nike utility patents being asserted against us. On February 5, 2025, the District Court stayed the case before it pending PTAB's decision on our petitions. In May and June 2025, PTAB instituted inter partes review of one of the Nike utility patents being asserted against Skechers, but declined to institute inter partes review as to the others. After Nike informed the District Court that it was dismissing its infringement claims against Skechers with respect to the patent that PTAB instituted inter partes review, the District Court lifted the stay and the litigation has now resumed. On August 21, 2025, the Acting Director of the United States Patent and Trademark Office, in response to a request for review filed by Skechers, vacated one of the PTAB decisions declining to institute review of one of the asserted Nike utility patents and remanded for further proceedings. Upon remand, the PTAB decided to institute review of the patent in question. On September 5, 2025, Skechers filed a renewed motion with the District Court seeking to stay the proceedings before the court pending completion of the inter partes review. On October 9, 2025, the District Court declined to stay the proceedings before it. On December 16, 2025, the District Court issued its claim construction ruling. In late October 2025, Skechers filed with the U.S. Patent and Trademark Office (“USPTO”) requests for ex parte reexamination of two of the asserted Nike utility patents. On January 22, 2026, the USPTO – finding that Skechers had raised substantial new questions of patentability with request to the two Nike utility patents – granted Skechers’ requests and ordered reexamination of both patents. On February 11, 2026, Skechers filed a second renewed motion with the District Court seeking to stay the proceedings before the court pending resolution of the ex parte reexaminations and the earlier instituted inter partes review. On March 16, 2026, the District Court denied Skechers’ stay motion on procedural grounds without prejudice to Skechers refiling the motion. On March 20, 2026, Skechers refiled its renewed stay motion. While it is too early to predict the outcome of the District Court case, the PTAB inter partes review proceeding, or the ex parte reexaminations, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

In addition to the matters included in our reserve for loss contingencies, we occasionally become involved in litigation and investigations, and we are unable to determine the extent of any liability that may arise from any such matters. We have no reason to believe that there is a reasonable possibility or a probability that we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation and investigations is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Units and Class P Units are not listed on any recognized securities exchange and there is no established public trading market for these units.

HOLDERS

As of March 3, 2026, there were 40 holders of record of our Common Units and no holders of record of our Class P Units.

DIVIDEND INFORMATION

We have no present intention of paying dividends on our Common Units or Class P Units in the foreseeable future.

COMPANY PURCHASES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information required by this item is hereby incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

PERFORMANCE GRAPH

Not Applicable. Our Common Units and Class P Units are not listed on any recognized securities exchange and there is no established public trading market for these units.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of our company as a whole.

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between the combined 2025 period and Skechers' 2024 period. Refer to "Factors Affecting Comparability of Results of Operations" for information about the periods being discussed in this section. Discussions of Skechers' 2023 items and year-to-year comparisons that are not included in this Form 10-K can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Liquidity and Capital Resources” in Skechers' Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 28, 2025 and incorporated by reference in our Registration Statement on Form S-4/A filed on July 30, 2025.

OVERVIEW

We completed the acquisition of Skechers U.S.A., Inc. ("Skechers"), the third largest footwear company in the world, on September 12, 2025 (the "Merger Date"). Skechers designs, develops and markets a diverse range of footwear, apparel, and accessories. For over 30 years, Skechers has expanded their product offering and grown sales while substantially increasing the breadth of their consumer and customer base. This merger is a long-term partnership opportunity for Skechers to further evolve as a global leader in both lifestyle and performance footwear. Our objective is to profitably grow the Skechers operations worldwide by delivering stylish, comfortable, innovative and high-quality products at a reasonable price. Skechers will continue to execute its ongoing strategic initiatives including designing award-winning and innovative product, international development, direct-to-consumer expansion, domestic wholesale growth, and strategic investments in global distribution, infrastructure and technology.

We believe brand recognition is paramount to continued success. We drive awareness and demand through comprehensive marketing campaigns. During the year, Skechers opened the first Skechers Performance store in the United States, launched the SKX Full-Court PressTM basketball shoes, launched the Skechers AERO series of technical running shoes and added the Slip-ins® technology to Skechers AERO series running footwear. Skechers Performance signed additional athletes worldwide, including elite golfer Bernhard Langer, NBA athlete OG Anunoby, WNBA athlete Kiki Iriafen, Spanish goalkeeper Misa Rodríguez, Danish Footballer Matt O'Riley and Italian Footballer Niccolo Pisilli, as well as others.

Factors Affecting Comparability of Results of Operations

On September 12, 2025, we acquired Skechers and, pursuant to the Agreement and Plan of Merger dated May 4, 2025 (the “Merger Agreement”), Merger Sub merged with and into Skechers with Skechers continuing as the surviving corporation and becoming a subsidiary of Parent (the “Merger”). In this section, “we,” us,” “our” and “Company” refer to Skechers (Predecessor) for the periods up to and through September 11, 2025 and Beach Acquisition (Successor) for the period beginning on September 12, 2025. As Beach Acquisition was formed on April 28, 2025, our financial tables label the Successor period as beginning on such date. However, Beach Acquisition's only operating activity from April 28, 2025 (inception) through September 11, 2025 was the accrual of interest expense related to the Senior Notes that Beach Acquisition entered into for the purpose of financing the Merger and costs related to its formation. Refer to Note 8 – Financial Commitments in the accompanying Consolidated Financial Statements for information on the Senior Notes.

The Merger was accounted for using the acquisition method of accounting, which provides a period of up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at the Merger Date. As of December 31, 2025, we have recorded preliminary acquisition accounting allocations. Acquisition accounting resulted in certain items that affect the comparability of the results of operations between us and our Predecessor, including changes in asset carrying values (and related depreciation and amortization) and expenses related to incurring the debt that financed the Merger that were capitalized and amortized as interest expense. Refer to Note 2 of the accompanying Consolidated Financial Statements included in Part II, describing the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed.

The comparability of our operating results for the periods from April 28, 2025 (inception) through December 31, 2025 (Successor), January 1, 2025 through September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor) were impacted by the acquisition of Skechers. Beach Acquisition’s activity from its formation through the closing date of the acquisition of Skechers was solely related to its formation and interest expense accruals related to our Senior Notes. Although U.S. GAAP requires that we report our results for the Predecessor period from January 1, 2025 to September 11, 2025 and the Successor period from April 28, 2025 (inception) to December 31, 2025 separately, Management believes reviewing our operating results for the year ended December 31, 2025 by combining the results of the Predecessor and Successor periods (“Non-GAAP Combined”) is more useful in discussing our overall operating performance when compared to the prior year. The combined results for the year ended December 31, 2025 represent the sum of the reported amounts for the Predecessor period from January 1, 2025 through September 11, 2025 and the Successor period from April 28, 2025 (inception) through December 31, 2025. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations. The Non-GAAP Combined results do not reflect the actual results we would have achieved had the Merger occurred at the beginning of fiscal 2025 and are not necessarily indicative of future results. Accordingly, the results for the combined year ended December 31, 2025 (prepared on a Non-GAAP basis) and the year ended December 31, 2024 (prepared on a GAAP basis) may not be comparable.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto in Item 8 of this Annual Report on Form 10-K and the Skechers (Predecessor) Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025 (and was incorporated by reference in our Registration Statement on Form S-4/A).

RESULTS OF OPERATIONS – YEAR-TO-DATE

Comparison of the periods from January 1, 2025 to September 11, 2025 (Predecessor) and April 28, 2025 (inception) to December 31, 2025 (Successor) to the year ended December 31, 2024 (Predecessor).

Because the Successor period includes purchase price accounting adjustments as a result of the Merger, the tables provided below separate the Company’s results via a black line into two distinct periods as follows: (1) the Predecessor period up to and including the Merger Date and (2) the Successor period, which consists of the period after the Merger, as well as the period from Beach Acquisition's formation through the close of the Merger. Our financial results for the Predecessor period from January 1, 2025 to September 11, 2025 and the year ended December 31, 2024 are labeled as the “Predecessor” period. Our financial results for the Successor period from April 28, 2025 (inception) to December 31, 2025 are labeled as the “Successor” period (the primary operations which did not begin until September 12, 2025). Refer to the section titled "Factors Affecting Comparability of Results of Operations" for discussion related to the Non-GAAP Combined presentation.

The following table sets forth selected information from our results of operations for the Successor period from April 28, 2025 (inception) to December 31, 2025, the Predecessor period from January 1, 2025 to September 11, 2025 and the year ended December 31, 2024:

	Non-GAAP Combined	Successor	Predecessor		Non-GAAP Change
(in thousands)	Year Ended December 31, 2025	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	$	%
Sales	$9,635,151	$2,847,106	$6,788,045	$8,969,351	665,800	7.4
Cost of sales	4,803,197	1,602,810	3,200,387	4,201,912	601,285	14.3
Gross profit	4,831,954	1,244,296	3,587,658	4,767,439	64,515	1.4
Gross margin	50.1%	43.7%	52.9%	53.2%		(310) bps
Operating expenses
Selling	881,592	272,683	608,909	800,634	80,958	10.1
General and administrative	3,503,791	1,125,757	2,378,034	3,062,548	441,243	14.4
Total operating expenses	4,385,383	1,398,440	2,986,943	3,863,182	522,201	13.5
As a % of sales	45.5%	49.1%	44.0%	43.1%		240 bps
Earnings (loss) from operations	446,571	(154,144)	600,715	904,257	(457,686)	(50.6)
Operating margin	4.6%	(5.4)%	8.8%	10.1%		(550) bps
Interest (expense) income	(208,085)	(200,225)	(7,860)	15,356	(223,441)	n/m
Other income (expense)	78,428	7,724	70,704	(41,864)	120,292	287.3
Earnings (loss) before income taxes	316,914	(346,645)	663,559	877,749	(560,835)	(63.9)
Income tax expense (benefit)	61,360	(30,956)	92,316	148,136	(86,776)	(58.6)
Net earnings (loss)	255,554	(315,689)	571,243	729,613	(474,059)	(65.0)
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	56,549	18,398	38,151	90,142	(33,593)	(37.3)
Net earnings (loss) attributable to Common Unit holders / Skechers	$199,005	$(334,087)	$533,092	$639,471	(440,466)	(68.9)

n/m: not meaningful.

Sales

Combined sales increased $665.8 million, or 7.4%, to $9.64 billion, compared to $8.97 billion (Predecessor) as a result of a 13.0% increase internationally and a 1.7% decrease domestically. Wholesale increased 5.0% and Direct-to-Consumer increased 10.6%. Sales increased overall due to higher sales volume and higher average selling prices.

Gross margin

Combined gross margin declined 310 basis points to 50.1% compared to 53.2% (Predecessor), due to the impact of inventory related purchase price accounting adjustments, which increased costs of sales during the Successor period, and higher costs per unit, driven by higher duties domestically as a result of higher tariff rates, partially offset by favorable channel mix.

Operating expenses

Combined operating expenses increased $522.2 million, or 13.5%, to $4,385.4 million, and as a percentage of sales increased 240 basis points to 45.5%. Selling expenses increased $81.0 million, or 10.1%, to $881.6 million, primarily due to higher demand creation expenditures. General and administrative expenses increased $441.2 million, or 14.4%, to $3,503.8 million. The increased expenses were driven by increases in labor costs of $149.3 million and facility related costs of $104.3 million, including rent and depreciation, largely due to our global retail expansion, as well as labor costs at our European distribution center. In addition, distribution costs increased $61.5 million, largely due to shipping and packaging costs. We also incurred $28.0 million of buyer transaction expenses related to the Merger.

Interest (expense) income

Combined interest expense (net) was $208.1 million for the combined year ended December 31, 2025, as compared to interest income of $15.4 million for the year ended December 31, 2024 (Predecessor). Our interest expense is significantly higher following the Merger than in prior periods due to the higher principal amount of debt outstanding.

Other income (expense)

Combined other income (net) was $78.4 million for the combined year ended December 31, 2025, as compared to expense of $41.9 million for the year ended December 31, 2024 (Predecessor). The change of $120.3 million was primarily due to favorable foreign currency exchange rates in Europe.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Non-GAAP Combined	Successor	Predecessor
(in thousands)	Year Ended December 31, 2025	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024
Income tax expense (benefit)	$61,360	$(30,956)	$92,316	$148,136
Effective tax rate	19.4%	8.9%	13.9%	16.9%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the non-U.S. jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 26.1%. For the combined 2025 period, the increase in the combined effective tax rate was driven by impacts of Pillar Two and acquisition related items such as transaction costs and valuation allowance considerations.

The Organization for Economic Cooperation and Development ("OECD") has issued various proposals that would change long-standing global tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15% for large multinational companies. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes and cash tax payments in future periods. Certain countries in which we operate have already enacted the Pillar Two minimum tax regime. Certain rules began to be effective for us in fiscal year 2025 and resulted in a tax rate increase. However, the increase was partially offset by lower earnings in higher tax jurisdictions. We continue to evaluate the potential impact of enacted and future legislation concerning the Pillar Two framework in the non-U.S. tax jurisdictions we operate in.

See Note 13 – Income Taxes of the Consolidated Financial Statements for additional information.

Noncontrolling interests and redeemable noncontrolling interest in net earnings of joint ventures

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Combined net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $33.6 million to $56.5 million, compared to $90.1 million in the prior year (Predecessor), due to lower earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS

Wholesale

	Non-GAAP Combined	Successor	Predecessor		Non-GAAP Change
(in thousands)	Year Ended December 31, 2025	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	$	%
Sales	$5,357,047	$1,413,860	$3,943,187	$5,100,479	256,568	5.0
Gross profit	2,104,809	409,714	1,695,095	2,207,596	(102,787)	(4.7)
Gross margin	39.3%	29.0%	43.0%	43.3%		(400) bps

Combined Wholesale sales increased $256.6 million, or 5.0%, to $5.4 billion, due to increases in Europe, Middle East & Africa of 22.9%, partially offset by decreases in the Americas of 4.9% and Asia Pacific of 1.1%. Wholesale volume increased 4.3% and average selling price increased 0.7%.

Combined Wholesale gross margin decreased 400 basis points to 39.3% driven by the impact of inventory related purchase price accounting adjustments, which increased costs of sales during the Successor period, and higher costs per unit, driven by higher duties domestically as a result of higher tariff rates.

Direct-to-Consumer

	Non-GAAP Combined	Successor	Predecessor		Non-GAAP Change
(in thousands)	Year Ended December 31, 2025	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	$	%
Sales	$4,278,104	$1,433,246	$2,844,858	$3,868,872	409,232	10.6
Gross profit	2,727,145	834,582	1,892,563	2,559,843	167,302	6.5
Gross margin	63.7%	58.2%	66.5%	66.2%		(250) bps

Combined Direct-to-Consumer sales increased $409.2 million, or 10.6%, to $4,278.1 million, which includes increases in the Americas of 9.6%, Europe, Middle East & Africa of 27.5% and Asia Pacific of 5.0%. Direct-to-Consumer volume increased 6.8% and average selling price increased 3.6%.

Combined Direct-to-Consumer gross margin decreased 250 basis points to 63.7% driven by the impact of inventory related purchase price accounting adjustments, which increased costs of sales during the Successor period, and higher costs per unit, driven by higher duties domestically as a result of higher tariff rates, when compared to the prior year, partially offset by higher average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

We had cash and cash equivalents of $1,795.5 million as of December 31, 2025 (Successor). Amounts held outside the U.S. were $1,541.0 million, or 86%, and approximately $681.1 million was available for repatriation to the U.S. as of December 31, 2025 (Successor) without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our contract manufacturers. These facilities currently bear interest at a rate between 0.0% and 0.5% for 30- to 60-day financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers, however, we have long-standing relationships with many and believe our relationships to be positive.

As of December 31, 2025 (Successor), we had unused credit capacity of $1,594.2 million on our corporate revolving credit facility. We believe that anticipated cash flows from operations, existing cash and investment balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital as of December 31, 2025 (Successor) was $2.9 billion, an increase of $727.7 million from working capital of $2.2 billion as of December 31, 2024 (Predecessor). Our cash and cash equivalents as of December 31, 2025 (Successor) were $1,795.5 million, compared to $1,116.5 million as of December 31, 2024 (Predecessor). Our primary source of operating cash is collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the combined year ended December 31, 2025, net cash provided by operating activities was $883.2 million compared to $687.4 million for the year ended December 31, 2024 (Predecessor). The $195.9 million increase in operating cash flows primarily resulted from changes in working capital.

Investing Activities

Net cash used in investing activities was $8,833.5 million for the combined year ended December 31, 2025 compared to $485.4 million for the year ended December 31, 2024 (Predecessor). The $8,348.1 million increase was due to the acquisition of Skechers of $7,735.9 million, increased capital expenditures of $325.7 million and net investment activity of $296.5 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the combined year ended December 31, 2025 were $742.4 million, which included $385.4 million related to the expansion of our global distribution infrastructure and $232.4 million related to investments in our retail stores and direct-to-consumer technologies. We expect to fund ongoing capital expenditures through a combination of available cash and borrowings.

Financing Activities

Net cash provided by financing activities was $10,007.3 million during the combined year ended December 31, 2025 compared to net cash used of $253.5 million during the year ended December 31, 2024 (Predecessor). The increase of $10,260.7 million is the result of increased borrowings of $6,273.8 million, capital contributions of $3,796.4 million, partially offset by repurchases of common stock of $330.1 million during the prior period.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of December 31, 2025 (Successor), outstanding borrowings were $6,845.2 million, of which, $6,334.8 million related to debt financing for the acquisition of Skechers, $321.7 million related to loans for our domestic and China distribution centers, $107.1 million related to our operations in China, and the remainder related to our international operations. Our short-term and long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this annual report. See Note 8 – Financial Commitments of the Consolidated Financial Statements for additional information.

Commitments

Our material cash requirements as of December 31, 2025 which are not reflected as liabilities in the Consolidated Balance Sheets include open purchase commitments with our foreign manufacturers of approximately $1.2 billion.

We are required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheets.

Exchange Rates

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may impact our cost of goods in the future. During 2025 and 2024, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Business Combinations. We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. The valuation of identifiable intangible assets reflects management's estimates based on, among other factors, use of established valuation methods, including, but not limited to, the relief-from-royalty method income approach. Further estimates within these models include, but are not limited to, future expected cash flows, including revenues and expenses, and applicable discount rates. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). Refer to Note 2 – Business Combinations in the accompanying Notes to the Consolidated Financial Statements for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for recently adopted and recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of December 31, 2025 (Successor), we had $3,533.0 million of outstanding short-term and long-term borrowings (gross of debt issuance costs and original issuance discount), subject to changes in interest rates. Interest rates on our outstanding borrowings fluctuate based on a variety of base rates, including the following: the Secured Overnight Financing Rate ("SOFR"), the Euro Interbank Offered Rate ("EURIBOR") the Bloomberg Short-Term Bank Yield Index ("BSBY") and reference rates provided by the People’s Bank of China. A 200-basis point increase in interest rates would have increased interest expense by approximately $70.7 million for a full 12 month period. Changes in these interest rates will have an effect on the interest charged on outstanding balances and may have a material impact on our financial condition, results of operations or cash flows during 2026.

Refer to Note 8 – Financial Commitments in the accompanying Notes to the Consolidated Financial Statements for further details.

Foreign currency exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiaries’ sales, expenses, assets and liabilities. In addition, changes in foreign currency exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have an impact on the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars.

Assets and liabilities outside the U.S. are located in regions where we have subsidiaries or joint ventures: the Americas, Europe, Middle East & Africa and Asia-Pacific. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $91.8 million for the combined year ended December 31, 2025 and a loss of $97.8 million for the year ended December 31, 2024 (Predecessor), that are deferred and recorded as a component of accumulated other comprehensive income in Beach Acquisition members' equity for periods beginning April 28, 2025 (inception) (Successor) and in Skechers U.S.A., Inc.’s equity for periods through September 11, 2025 (Predecessor). A 200-basis point reduction in each of these exchange rates at December 31, 2025 (Successor) would have reduced the values of our net investments by approximately $128.6 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Members and Board of Directors

Beach Acquisition Co Parent, LLC

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Beach Acquisition Co Parent, LLC (the “Company”) as of December 31, 2025 (“Successor”) and Skechers U.S.A., Inc. (“Skechers”) as of December 31, 2024 (“Predecessor”), the related consolidated statements of earnings (loss), comprehensive income (loss), members’ equity, redeemable noncontrolling interest and redeemable common units and cash flows for the period from April 28, 2025 (inception) through December 31, 2025 (“Successor”), and the consolidated statements of earnings (loss), comprehensive income (loss), stockholders’ equity and redeemable noncontrolling interest and cash flows for the period from January 1, 2025 through September 11, 2025 (“Predecessor”), and the years ended December 31, 2024 and 2023 (“Predecessor”), and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 (“Successor”) and 2024 (“Predecessor”), and the results of its operations and its cash flows for the period from April 28, 2025 (inception) through December 31, 2025 (“Successor”), the period from January 1, 2025 through September 11, 2025 (“Predecessor”), and the years ended December 31, 2024 and 2023 (“Predecessor”), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Income Taxes

The Company is a U.S. based multinational entity subject to taxes in the U.S. and multiple foreign jurisdictions which affect the Company’s provision for income taxes. The income tax provision is determined by management based on current enacted tax regulations at each jurisdiction with consideration of intercompany transactions across multiple tax jurisdictions. As indicated in Note 13 to the consolidated financial statements, total income tax (benefit) expense for the period from April 28, 2025 through December 31, 2025 (“Successor”) was ($31.0) million, of which ($86.6) million represented U.S. Federal tax benefit, $6.7 million represented U.S. State tax expense, and the remaining $48.9 million represented foreign tax expense and total income tax (benefit) expense for the period from January 1, 2025 to September 11, 2025 (“Predecessor”) was $92.3 million, of which ($35.9) million represented U.S. Federal tax benefit, ($6.8) million represented U.S. State tax benefit, and the remaining $135.0 million represented foreign tax expense.

We identified the accounting for the Company’s income tax provision as a critical audit matter due to the complexity involved in: (i) the application of relevant tax laws and regulations in calculating taxable income and deferred tax balances in certain jurisdictions, and (ii) the application of transfer pricing guidelines to various intercompany transactions. Auditing these elements involved especially challenging auditor judgement and an increased extent of audit effort, including the use of income tax professionals, international tax service professionals, and transfer pricing tax professionals.

The primary procedures we performed to address this critical audit matter included:

•
Testing the completeness and accuracy of the underlying data used to determine taxable income, deferred tax balances, and transfer pricing adjustments;
•
Utilizing income tax professionals and international tax service professionals to assist in evaluating management’s application of relevant tax laws and regulations in calculating taxable income and deferred tax balances in certain jurisdictions; and
•
Utilizing transfer pricing tax professionals to assist in evaluating management’s application of transfer pricing guidelines to various intercompany transactions.

Valuation of the Brand Name Intangible Asset – Skechers Transaction

As indicated in Note 2 to the consolidated financial statements, on September 12, 2025, the Company acquired Skechers for consideration of approximately $10.2 billion, which resulted in recording of a brand name intangible asset valued at $4.9 billion. Management determined the fair value of the acquired brand name intangible asset by applying the relief-from-royalty method, which required management to make significant judgments and assumptions related to forecasted revenue attributable to the brand, royalty rate, and discount rate.

We identified the valuation of the acquired brand name intangible asset as a critical audit matter due to significant management judgment involved in the determination of certain assumptions: (i) forecasted revenue attributable to the brand, (ii) royalty rate, and (iii) discount rate. Auditing these assumptions involved especially subjective and challenging auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters, including the use of personnel with specialized knowledge and skills.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of management’s forecasted revenue attributable to the brand by: (i) comparing the forecasted revenue to current and historical results, (ii) evaluating the consistency with relevant external market and industry data, and (iii) comparing the consistency with evidence obtained in other areas of the audit;
•
Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the reasonableness of the royalty rate and discount rate assumptions; and
•
Testing the completeness and accuracy of certain company-produced data and evaluating the relevance and reliability of certain external data used in evaluating the reasonableness of the forecasted revenue attributable to the brand, royalty rate, and discount rate assumptions.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2013.

Los Angeles, California

March 26, 2026

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	Successor	Predecessor
	As of	As of
(in thousands, except par value)	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,795,476	$1,116,516
Short-term investments	548,478	118,470
Trade accounts receivable, less allowances of $1,387 and $66,616	1,028,980	990,558
Other receivables	103,742	98,499
Inventory	1,970,998	1,919,386
Prepaid expenses and other	256,796	205,994
Total current assets ($1,511,135 and $1,413,643 related to VIEs)	5,704,470	4,449,423
Property, plant and equipment, net	2,133,126	1,834,930
Operating lease right-of-use assets	1,565,240	1,363,596
Deferred tax assets	62,644	440,358
Long-term investments	88,705	146,687
Intangible assets, net	4,939,000	49,924
Goodwill	1,166,572	94,494
Other assets, net	124,189	76,346
Total non-current assets ($955,370 and $861,175 related to VIEs)	10,079,476	4,006,335
TOTAL ASSETS	$15,783,946	$8,455,758
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE COMMON UNITS AND STOCKHOLDERS' & MEMBERS' EQUITY
Current liabilities
Accounts payable	$1,248,421	$1,241,838
Accrued expenses	811,258	330,251
Operating lease liabilities	298,717	297,926
Current installments of long-term borrowings	343,820	353,131
Short-term borrowings	81,599	33,338
Total current liabilities ($910,272 and $846,986 related to VIEs)	2,783,815	2,256,484
Long-term operating lease liabilities	1,312,653	1,176,290
Long-term borrowings	6,419,752	68,450
Deferred tax liabilities	311,696	11,148
Other long-term liabilities	129,805	123,122
Total non-current liabilities ($214,553 and $170,341 related to VIEs)	8,173,906	1,379,010
Total liabilities	10,957,721	3,635,494
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	65,867	90,099
Redeemable Common Units, 23,217 units issued and outstanding	673,283	—
Beach Acquisition members’ equity
Members' capital, Common Units, 130,911 units issued and outstanding; Class P Units, no units issued and outstanding	3,844,416	—
Accumulated other comprehensive income	2,766	—
Retained deficit	(334,087)	—
Beach Acquisition members' equity	3,513,095	—

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	Successor	Predecessor
	As of	As of
(in thousands, except par value)	December 31, 2025	December 31, 2024
Skechers stockholders’ equity
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 129,854 shares issued and outstanding	—	130
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 19,379 shares issued and outstanding	—	19
Additional paid-in capital	—	12,170
Accumulated other comprehensive loss	—	(171,221)
Retained earnings	—	4,436,201
Skechers stockholders' equity	—	4,277,299
Noncontrolling interests	573,980	452,866
Total stockholders' & members' equity	4,087,075	4,730,165
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE COMMON UNITS AND STOCKHOLDERS' & MEMBERS' EQUITY	$15,783,946	$8,455,758

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss)

	Successor	Predecessor
(in thousands, except per share data)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Sales	$2,847,106	$6,788,045	$8,969,351	$8,000,342
Cost of sales	1,602,810	3,200,387	4,201,912	3,847,938
Gross profit	1,244,296	3,587,658	4,767,439	4,152,404
Operating expenses
Selling	272,683	608,909	800,634	676,890
General and administrative	1,125,757	2,378,034	3,062,548	2,690,728
Total operating expenses	1,398,440	2,986,943	3,863,182	3,367,618
Earnings (loss) from operations	(154,144)	600,715	904,257	784,786
Interest (expense) income	(200,225)	(7,860)	15,356	2,397
Other income (expense)	7,724	70,704	(41,864)	13,689
Earnings (loss) before income taxes	(346,645)	663,559	877,749	800,872
Income tax (benefit) expense	(30,956)	92,316	148,136	150,949
Net (loss) earnings	(315,689)	571,243	729,613	649,923
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	18,398	38,151	90,142	104,124
Net (loss) earnings attributable to Common Unit holders / Skechers	$(334,087)	$533,092	$639,471	$545,799
Net loss per unit attributable to Common Unit holders
Basic	$(2.17)	—	—	—
Diluted	$(2.17)	—	—	—
Weighted-average units used in calculating net loss per unit attributable to Common Unit holders
Basic	154,128	—	—	—
Diluted	154,128	—	—	—
Net earnings per share attributable to Skechers
Basic	—	$3.56	$4.21	$3.53
Diluted	—	$3.52	$4.16	$3.49
Weighted-average shares used in calculating net earnings per share attributable to Skechers
Basic	—	149,887	151,838	154,533
Diluted	—	151,514	153,843	156,256

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net (loss) earnings	$(315,689)	$571,243	$729,613	$649,923
Other comprehensive (loss) income, net of tax
Net changes related to fair value of derivative contract	—	(1,367)	(4,897)	(3,888)
Gain (loss) on foreign currency translation adjustment	10,798	114,393	(130,926)	11,241
Comprehensive (loss) income	(304,891)	684,269	593,790	657,276
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	26,430	62,139	52,152	99,968
Comprehensive (loss) income attributable to Common Unit holders / Skechers	$(331,321)	$622,130	$541,638	$557,308

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Consolidated Statements of Members' Equity, Redeemable Noncontrolling Interest and Redeemable Common Units

	Successor
	Units
(in thousands)	Common	Class P	Members' capital	Accumulated other comprehensive income	Retained deficit	Beach Acquisition members' equity	Noncontrolling interests	Total members' equity	Redeemable noncontrolling interest	Redeemable Common Units
Balance at April 28, 2025 (inception)	—	—	$—	$—	$—	$—	$—	$—	$—	$—
Acquisition of Skechers	—	—	—	—	—	—	550,000	550,000	63,000	—
Common Units issued related to the merger	154,128	—	3,826,642	—	—	3,826,642	—	3,826,642	—	673,283
Net (loss) earnings	—	—	—	—	(334,087)	(334,087)	17,863	(316,224)	535	—
Foreign currency translation adjustment	—	—	—	2,766	—	2,766	5,700	8,466	2,332	—
Stock compensation expense	—	—	17,792	—	—	17,792	—	17,792	—	—
Capital contributions	—	—	—	—	—	—	6,399	6,399	—	—
Purchase of noncontrolling interest	—	—	(18)	—	—	(18)	(5,982)	(6,000)	—	—
Balance at December 31, 2025	154,128	—	$3,844,416	$2,766	$(334,087)	$3,513,095	$573,980	$4,087,075	$65,867	$673,283

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

	Predecessor
	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers stockholders' equity	Noncontrolling interests	Total stockholders' equity	Redeemable noncontrolling interest
Balance at December 31, 2022	134,473	20,810	$134	$21	$403,799	$(84,897)	$3,250,931	$3,569,988	$223,229	$3,793,217	$78,369
Net earnings	—	—	—	—	—	—	545,799	545,799	96,766	642,565	7,358
Foreign currency translation adjustment	—	—	—	—	—	11,509	—	11,509	(4,373)	7,136	4,105
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,719)	(17,719)	—
Purchase of noncontrolling interest	—	—	—	—	(2,853)	—	—	(2,853)	(3,147)	(6,000)	—
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(3,888)	(3,888)	—
Stock compensation expense	—	—	—	—	67,960	—	—	67,960	—	67,960	—
Proceeds from the employee stock purchase plan	242	—	—	—	9,445	—	—	9,445	—	9,445	—
Shares issued under the incentive award plan	1,120	—	1	—	(1)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(429)	—	—	—	(22,442)	—	—	(22,442)	—	(22,442)	—
Repurchases of common stock	(3,197)	—	(3)	—	(160,061)	—	—	(160,064)	—	(160,064)	—
Conversion of Class B Common Stock into Class A Common Stock	628	(628)	1	(1)	—	—	—	—	—	—	—
Balance at December 31, 2023	132,837	20,182	$133	$20	$295,847	$(73,388)	$3,796,730	$4,019,342	$290,868	$4,310,210	$89,832
Net earnings	—	—	—	—	—	—	639,471	639,471	78,985	718,456	11,157
Foreign currency translation adjustment	—	—	—	—	—	(97,833)	—	(97,833)	(22,203)	(120,036)	(10,890)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	150,000	150,000	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(39,887)	(39,887)	—
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(4,897)	(4,897)	—
Stock compensation expense	—	—	—	—	86,665	—	—	86,665	—	86,665	—
Proceeds from the employee stock purchase plan	214	—	—	—	11,025	—	—	11,025	—	11,025	—
Shares issued under the incentive award plan	2,001	—	2	—	1,609	—	—	1,611	—	1,611	—
Shares redeemed for employee tax withholdings	(850)	—	(1)	—	(52,878)	—	—	(52,879)	—	(52,879)	—
Repurchases of common stock	(5,151)	—	(5)	—	(330,098)	—	—	(330,103)	—	(330,103)	—
Conversion of Class B Common Stock into Class A Common Stock	803	(803)	1	(1)	—	—	—	—	—	—	—
Balance at December 31, 2024	129,854	19,379	$130	$19	$12,170	$(171,221)	$4,436,201	$4,277,299	$452,866	$4,730,165	$90,099
Net earnings	—	—	—	—	—	—	533,092	533,092	36,563	569,655	1,588
Foreign currency translation adjustment	—	—	—	—	—	89,038	—	89,038	14,104	103,142	11,251
Net changes related to fair value of derivative contract	—	—	—	—	—	—	—	—	(1,367)	(1,367)	—
Stock compensation expense	—	—	—	—	67,776	—	—	67,776	—	67,776	—
Proceeds from the employee stock purchase plan	143	—	—	—	7,519	—	—	7,519	—	7,519	—
Shares issued under the incentive award plan	1,544	—	2	—	1,619	—	—	1,621	—	1,621	—
Shares redeemed for employee tax withholdings	(585)	—	(1)	—	(32,042)	—	—	(32,043)	—	(32,043)	—
Conversion of Class B Common Stock into Class A Common Stock	65	(65)	—	—	—	—	—	—	—	—	—
Balance at September 11, 2025	131,021	19,314	$131	$19	$57,042	$(82,183)	$4,969,293	$4,944,302	$502,166	$5,446,468	$102,938

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities
Net (loss) earnings	$(315,689)	$571,243	$729,613	$649,923
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation and amortization	71,784	166,718	211,499	181,925
Amortization of deferred financing costs, original issuance discount and PIK interest	112,245	966	493	493
Provision for credit losses and returns	9,252	51,779	53,847	48,539
Stock compensation	17,792	67,776	86,665	67,960
Deferred income taxes	(80,081)	(31,543)	5,081	(2,370)
Net foreign currency adjustments	(12,215)	(42,398)	25,762	(18,492)
Changes in operating assets and liabilities
Receivables	168,074	(146,680)	(248,557)	(3,416)
Inventory	161,616	102,169	(441,700)	324,193
Other assets	(31,943)	(202,932)	(140,884)	(98,534)
Accounts payable	67,076	(91,725)	260,509	41,565
Other liabilities	129,798	140,167	145,062	39,378
Net cash provided by operating activities	297,709	585,540	687,390	1,231,164
Cash flows from investing activities
Capital expenditures	(224,233)	(518,211)	(416,794)	(323,722)
Acquisition, net of cash acquired	(7,735,925)	—	—	(70,370)
Proceeds from sale of property, plant and equipment	—	9,972	—	—
Purchases of investments	(822,459)	(113,322)	(197,417)	(160,233)
Proceeds from sales and maturities of investments	274,000	296,717	128,851	136,306
Net cash used in investing activities	(8,508,617)	(324,844)	(485,360)	(418,019)
Cash flows from financing activities
Proceeds from the employee stock purchase plan	—	7,519	11,025	9,445
Repayments on long-term borrowings	(95,659)	(194,233)	(130,280)	(78,256)
Proceeds from long-term borrowings	6,478,183	196,796	265,171	48,100
Net proceeds from (repayments on) short-term borrowings	23,404	22,117	21,882	(7,741)
Payments of debt issuance and other financing costs	(197,278)	—	—	—
Capital contributions	3,796,425	—	—	—
Payments for employee taxes related to stock compensation	—	(30,423)	(51,268)	(22,442)
Repurchases of common stock	—	—	(330,103)	(160,064)
Purchase of noncontrolling interest	(6,000)	—	—	(6,000)
Contributions from noncontrolling interests	6,399	—	—	—
Distributions to noncontrolling interests	—	—	(39,887)	(17,719)
Net cash provided by (used in) financing activities	10,005,474	1,776	(253,460)	(234,677)
Effect of exchange rate changes on cash and cash equivalents	910	23,271	(21,964)	(4,291)
Net change in cash and cash equivalents	1,795,476	285,743	(73,394)	574,177
Cash and cash equivalents at beginning of the period	—	1,116,516	1,189,910	615,733
Cash and cash equivalents at end of the period	$1,795,476	$1,402,259	$1,116,516	$1,189,910

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$69,916	$24,383	$21,290	$21,871
Income taxes, net	31,471	88,545	175,829	147,095
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	123,924	402,725	434,146	343,438
Contribution from noncontrolling interests	—	—	150,000	—
Non-cash consideration for acquired business	—	—	—	8,873
Equity consideration issued in connection with Skechers acquisition	673,283	—	—	—
Merger consideration accrued and not yet paid	380,409	—	—	—

See accompanying notes to consolidated financial statements.

BEACH ACQUISITION CO PARENT, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)
General

NATURE OF BUSINESS

Beach Acquisition Co Parent, LLC (the "Company", "Parent" or "Beach Acquisition"), was incorporated in Delaware on April 28, 2025. Parent is a direct, wholly-owned subsidiary of 3G Fund VI, L.P., a Cayman Islands exempted limited partnership (“Fund VI”), which is an affiliate of investment funds managed by 3G Capital Partners L.P. (“3G Capital”). Parent’s wholly-owned subsidiaries include Beach Acquisition Holdco, LLC, Beach Acquisition Midco, LLC ("Midco"), Beach Acquisition Bidco, LLC ("Bidco"), each being a Delaware limited liability company, and Beach Acquisition Merger Sub, Inc., a Delaware corporation (collectively, the “Original Subsidiaries”). Parent and Original Subsidiaries were formed solely for the purpose of effecting the merger of Skechers U.S.A., Inc., a Delaware corporation (“Skechers”). Parent and Beach Acquisition Merger Sub, Inc. (“Merger Sub”, and together with Parent, the “Buyer Parties”) and all operational activity of the Parent in advance of the close of the Merger (as defined below), including activities to finance the transaction, are included in the Successor periods as discussed in Note 2 – Business Combinations. Skechers designs, develops, markets and distributes footwear, apparel and accessories.

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

(2)
Business Combinations

On September 12, 2025, the Company acquired Skechers for preliminary total consideration of $10.2 billion. As of the Merger Date, the Company did not have any assets or liabilities other than as contemplated by the Merger Agreement, including contractual commitments it has made in connection therewith. Each share of Skechers common stock, par value $0.001 per share ("Skechers Common Stock"), outstanding immediately before the Merger Date was converted into the right to receive cash per share (“Cash Election Consideration”) or in cash plus one common limited liability company unit of the Company, together referred to as the “Mixed Election Consideration” or “Mixed Election.” All Skechers restricted stock awards ("RSAs") and restricted stock units ("RSUs") outstanding at the Merger Date, whether vested or not, became fully vested and were converted into the right to receive the Cash Election Consideration. At the same time, all outstanding Performance Stock Awards and all RSUs granted after the announcement of the Merger were canceled and replaced with the unvested right to receive Class P Units (see Note 11 – Stock Compensation).

The purchase price and related fees and expenses were funded through a combination of equity financing and debt financing provided by committed lenders. See Note 8 – Financial Commitments.

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

Since inception, the Company incurred and expensed $28.0 million of transaction costs related to the Skechers acquisition and recorded these expenses in the Successor period as General and Administrative Expenses on the Consolidated Statements of Earnings (Loss). Interest expense related to the Company’s debt financings, including interest on debt issued in July 2025 to finance the Merger, is included as Interest Expense/Income in the Successor period on the Consolidated Statements of Earnings (Loss). $24.7 million of acquisition expenses incurred by Skechers, and reimbursed by the Company as part of the Merger close, are included in Merger consideration. A portion of these costs are presented "on the line" given they were contingent on the successful completion of the Merger and are not reflected in either Predecessor or Successor Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

From the acquisition date to December 31, 2025, Skechers contributed approximately $2,847.1 million in sales and a net loss of $315.7 million.

Preliminary Merger Consideration

The total preliminary merger consideration is as follows:

(in thousands)	Amount
Cash paid (including prefunding for dissenting shares)	$9,113,484
Cash payable for dissenting shares	309,391
Cash payable for RSUs (1)	71,018
Cash paid for Skechers transaction costs	24,700
Rollover equity	673,283
Replacement awards — pre-combination vesting	30,217
Merger consideration	$10,222,093

(1)
In accordance with the Merger Agreement, this amount will be paid in the first quarter of 2026.

Preliminary Purchase Price Allocation

Based on fair value estimates, the preliminary purchase price has been allocated to individual assets acquired and liabilities assumed as follows:

(in thousands)	Amount
Merger consideration	$10,222,093
Assets acquired:
Current assets
Cash and cash equivalents	$1,402,259
Short-term investments	1,542
Trade accounts receivable(1)	1,169,590
Other receivables	117,698
Inventory	2,119,327
Prepaid expenses and other	255,623
Total current assets	5,066,039
Property, plant and equipment	1,967,734
Operating lease right-of-use assets	1,546,363
Deferred tax assets	54,209
Long-term investments	85,253
Intangible assets	4,940,000
Other assets	85,456
Total non-current assets	8,679,015
Total assets acquired	$13,745,054
Liabilities assumed:
Current liabilities
Accounts payable	$1,175,590
Accrued expenses	290,463
Operating lease liabilities	274,388
Current installments of long-term borrowings	333,556
Short-term borrowings	58,727
Total current liabilities	2,132,724
Long-term operating lease liabilities	1,326,393
Long-term borrowings	95,320
Deferred tax liabilities	384,265
Other long-term liabilities	137,831
Total non-current liabilities	1,943,809
Total liabilities assumed	$4,076,533
Net assets acquired	9,668,521
Redeemable noncontrolling interest	63,000
Noncontrolling interests	550,000
Goodwill	$1,166,572

(1)
Gross contractual amounts due totaled $1,252.6 million and, of this amount, $83.0 million was deemed to be uncollectible.

The fair value of property, plant and equipment was determined using the cost approach, primarily a replacement/reproduction cost method, adjusted for depreciation considering age, condition, expected useful life of the assets, and economic obsolescence; however, as it relates to land, the fair value was determined using a market approach. The fair value of acquired leases was determined based on the present value of future cash flows or the difference between contractual lease payments and estimated market lease payments over the remaining lease term. The valuation of inventory was estimated based on selling prices less costs to sell, plus a reasonable profit margin. The fair value of noncontrolling interests was estimated using an income approach based on a discounted cash flow methodology. These valuations relied on significant unobservable inputs and are therefore classified as Level 3 fair value measurements.

During the period from September 12, 2025 to December 31, 2025 (Successor), the Company recorded measurement period adjustments to its preliminary purchase price allocation as a result of ongoing valuation procedures on assets acquired and liabilities assumed, including decreases in inventory, property, plant and equipment, intangible assets, operating lease liabilities, as well as other adjustments. The aggregate measurement period adjustments decreased goodwill by $323.3 million. Measurement period adjustments identified are due to additional information obtained about facts and circumstances that existed as of the acquisition date and are accounted for retrospectively. As of December 31, 2025, the final allocation of the purchase price to the acquired assets and assumed liabilities has not been completed as the Company is still finalizing analysis over certain items such as property, plant and equipment and leases.

In connection with this acquisition, the Company recorded goodwill which represents future expected incremental wholesale and distributor customers, a diversified customer base, new retail locations, creation of new intellectual property and an acquired workforce with industry expertise. The amount of goodwill related to this acquisition is nondeductible for income tax purposes. Goodwill of $327.9 million was allocated to the Wholesale segment and $838.7 million was allocated to the Direct-to-Consumer segment.

Intangible Assets Acquired

The following table presents indefinite and finite-lived intangible assets acquired and the respective estimated useful life:

	Preliminary Fair	Estimated Useful
(in thousands)	Value	Life
Brand	$4,900,000	Indefinite
Customer relationships	40,000	12 years
Total	$4,940,000

The fair value of the Skechers brand name was estimated using the relief-from-royalty method, an income approach technique that reflects the royalty expense a market participant would avoid by owning rather than licensing the brand. Key assumptions included forecasted revenue and cash flows attributable to the brand and a royalty rate used in the valuation and a discount rate. The Skechers brand name was determined to have an indefinite useful life. The valuation relied on significant unobservable inputs and is therefore classified as a Level 3 fair value measurement. The acquired brand intangible asset includes all trademarks, trade names, product designs and other intellectual property.

Future amortization expense related to the definite-lived intangible asset is expected to be approximately $3.3 million for each of the annual periods from 2026 through 2030 and $22.3 million thereafter.

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

Successor and Predecessor periods have been combined in the pro forma results for the period end of December 31, 2025, with pro forma adjustments to adjust for the different basis in accounting between the Successor and the Predecessor. The unaudited pro forma financial information includes, where applicable, adjustments for (i) the recognition in cost of revenue of the inventory step-up, (ii) amortization expense related to acquired intangible assets, (iii) removal of interest expense for debt repaid at close, (iv) transaction costs, (v) additional interest expense for borrowings related to funding the Skechers acquisition, (vi) depreciation expense related to the fair value of property, plant and equipment, (vii) amortization expense related to the net unfavorable lease position, (viii) associated tax-related impacts of adjustments and (ix) impacts to net income available to Common Unit holders. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.

	Unaudited Pro Forma Financial Information
	Year Ended December 31,
(in thousands)	2025	2024
Sales	$9,635,151	$8,969,351
Net earnings	339,630	158,870
Net earnings attributable to Common Unit holders	283,080	68,728

(3)
Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior period balances have been made to conform to current presentation.

Beach Acquisition is considered the acquirer of Skechers for accounting purposes and Skechers is the accounting Predecessor. Financial information through but not including the Merger Date is referred to as "Predecessor" company information, which has been prepared using Skechers' previous asset, liability and equity values. The financial information beginning April 28, 2025 (inception) is referred to as "Successor" company information and reflects the financial statement effects of recording fair value adjustments and the capital structure resulting from the Merger. The Successor period consists of: (1) the results of operations of the Company for the period from April 28, 2025 (inception) to December 31, 2025 and (2) merger and advisory costs related to the Skechers acquisition and interest expense related to the new debt financing. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Merger.

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

WAREHOUSE AND DISTRIBUTION COSTS

The Company’s distribution network-related costs are included in general and administrative expenses. Distribution expenses, including the functions of purchasing, receiving, inspecting, allocating, surface transportation, warehousing and packaging product totaled $207.7 million, $490.4 million, $594.0 million and $565.1 million for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor) (which includes rent and depreciation).

PRODUCT DESIGN AND DEVELOPMENT COSTS

The Company charges product design and development costs to general and administrative expenses. Aggregate product design and development costs were approximately $23.6 million, $63.0 million, $33.9 million and $27.9 million for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor).

ADVERTISING

Advertising costs are expensed in the period in which an advertisement first runs, or over the life of an endorsement contract. Advertising expense for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor) was approximately $225.3 million, $508.4 million, $669.6 million and $562.1 million. Prepaid advertising costs were $37.2 million at December 31, 2025 (Successor), consisting of $15.1 million short-term and $22.1 million long-term, which is included in other assets, net, in the Company’s Consolidated Balance Sheets. Prepaid amounts represent the unamortized portion of endorsement contracts or advertising in trade publications and media productions created, but not run.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company reviews stores for impairment annually or when facts and circumstances indicate that the carrying values may be impaired. The Company did not record material impairment charges for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) or the years ended December 31, 2024 and 2023 (Predecessor). The principal estimated useful lives are as follows:

Buildings	20 to 40 years
Building improvements	10 to 20 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Shorter of useful life or remaining lease term

GOODWILL

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. As of December 31, 2025 (Successor) and 2024 (Predecessor), the Company had $1,166.6 million (see Note 2 for the amount by segment) and $94.5 million of goodwill included in the Wholesale segment. See Note 2 – Business Combinations for further information related to goodwill as of December 31, 2025 (Successor). Goodwill is not amortized but is tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

INTANGIBLE ASSETS

Other assets, net, includes amortizable intangible assets. As of December 31, 2024 (Predecessor), these consisted of reacquired rights with a gross carrying value of $103.6 million and accumulated amortization of $53.6 million. See Note 2 – Business Combinations for further information related to intangible assets as of December 31, 2025 (Successor). Indefinite-lived intangible assets are tested for impairment on at least an annual basis. Purchased intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. Amortization expense related to amortizable intangible assets were $1.0 million for the period from April

28, 2025 (inception) to December 31, 2025 (Successor), $10.4 million for the period from January 1, 2025 to September 11, 2025 (Predecessor), and $14.7 million and $11.4 million for years ended December 31, 2024 and 2023 (Predecessor).

Noncontrolling Interests AND REDEEMABLE NONCONTROLLING INTEREST

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout China, South Korea, Mexico and Southeast Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”) and the Company is considered the primary beneficiary. This determination is based on the relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. Specifically, the Company has both of the following characteristics: (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE, or the right to receive benefits from the entity that could potentially be significant to the VIE. The assets and liabilities and results of operations of these entities are included in the Company’s consolidated financial statements, even though the Company may not hold a majority equity interest.

In December 2025 (Successor), the Company purchased the remaining noncontrolling ownership interest related to the Israel joint venture for $6.0 million.

During 2024 (Predecessor), HF Logistics-SKX T3, LLC ("HF-T3"), a new joint venture, was created to support expansion of Skechers' North America distribution center. The Company was obligated to contribute cash of $150.0 million and the joint venture partner was obligated to contribute land with a value of $150.0 million. As of September 11, 2025, $125.0 million had been paid by the Predecessor. During the period from September 12, 2025 to December 31, 2025, the remaining $25.0 million was paid by the Successor. HF-T3 is fully consolidated in the Company's financial statements.

The Company continues to reassess these relationships based on events and circumstances. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

A joint venture agreement allows the partner, based on certain triggers, to require the Company to repurchase its noncontrolling interest. As the redemption feature is not solely within the control of the Company, the noncontrolling interest is classified within temporary equity as redeemable noncontrolling interest. As of December 31, 2025, it was not probable that the redeemable noncontrolling interest would become redeemable.

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

The Company’s Level 1 investments primarily include money market funds, United States ("U.S.") Treasury securities and actively traded mutual funds; Level 2 investments primarily include corporate notes and bonds, U.S. Agency securities and certain U.S. Treasury securities; and the Company does not currently have any Level 3 assets or liabilities that are measured on a recurring basis. The Predecessor had one Level 2 derivative instrument which was an interest rate swap classified as other assets, net, at December 31, 2024. See Note 8 – Financial Commitments for further information.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2025, the FASB issued Accounting Standards Update ("ASU") 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments can be applied prospectively, retrospectively or by using a modified transition approach based on the status of the project at the date of the adoption. The Company is currently evaluating the impact of this ASU; however it currently does not expect the adoption to have a material impact on its consolidated financial statements.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025 and can be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted ASU 2023-09 on a prospective basis beginning with its annual period ended December 31, 2025. See Note 13 – Income Taxes for updated disclosures as a result of the adoption.

(4)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	Successor
	As of December 31, 2025
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,556,468	$1,556,468	$1,556,468	$—	$—
Level 1
Money market funds	239,008	239,008	239,008	—	—
U.S. Treasury securities	132,445	132,445	—	132,445	—
Mutual funds	N/A	1,949	—	—	1,949
Total level 1	371,453	373,402	239,008	132,445	1,949
Level 2
Corporate notes and bonds	10,106	10,106	—	10,106	—
Asset-backed securities	143	143	—	—	143
U.S. Treasury securities	405,927	405,927	—	405,927	—
Total level 2	416,176	416,176	—	416,033	143
Total	$2,344,097	$2,346,046	$1,795,476	$548,478	$2,092

	Predecessor
	As of December 31, 2024
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,094,228	$1,094,228	$1,094,228	$—	$—
Level 1
Money market funds	15,441	15,441	15,441	—	—
U.S. Treasury securities	26,160	26,160	2,849	14,513	8,798
Mutual funds	N/A	2,984	—	—	2,984
Total level 1	41,601	44,585	18,290	14,513	11,782
Level 2
Corporate notes and bonds	129,588	129,588	2,998	85,767	40,823
Asset-backed securities	22,073	22,073	—	257	21,816
U.S. Agency securities	20,091	20,091	1,000	17,933	1,158
Total level 2	171,752	171,752	3,998	103,957	63,797
Total	$1,307,581	$1,310,565	$1,116,516	$118,470	$75,579

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company classifies as either held-to-maturity, if it has the intent and ability to hold to maturity, or available-for-sale. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. Fair values were determined for each individual security in the investment portfolio. During the period from January 1, 2025 to September 11, 2025 (Predecessor), Skechers sold $171.5 million of investments classified as held-to-maturity to make payments associated with the Merger and recognized an immaterial amount of gain on sale.

Included in long-term investments on the Consolidated Balance Sheets are company owned life insurance contracts of $86.6 million and $71.1 million as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor). Consolidated interest income was $14.2 million, $16.8 million, $37.3 million and $24.8 million for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor).

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.

(5)
Leases

The Company regularly enters into non-cancellable operating leases for retail stores, distribution facilities, offices, showrooms and automobiles. Retail stores typically have initial terms ranging from 5 to 10 years and other real estate or facility leases may have initial lease terms of up to 25 years. The Company’s leases are recorded as operating lease right-of-use (“ROU”) assets and operating leases liabilities. Operating lease liabilities are recognized based on the present value of the fixed portion of lease payments over the lease term at the commencement date. Net present value is calculated using an incremental borrowing rate based on a combination of market-based factors, such as market quoted forward yield curves and Company specific factors, such as lease size and duration. Many of the Company’s real estate leases include options to extend and are included in the lease obligations when considered reasonably certain. ROU assets are recognized based on operating lease liabilities reduced by lease incentives and initial direct costs incurred. Fixed lease cost is recognized on a straight-line basis over the lease term.

The Company’s real estate leases may require additional payments for percentage rent, real estate taxes, or other occupancy-related costs. Percentage rent, a variable cost, is recognized in the consolidated financial statements when incurred and is based on the specific terms in the lease agreement. Real estate taxes and other occupancy-related costs are non-lease components.

Operating lease cost and other information:

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Fixed lease cost	$149,216	$315,492	$409,936	$361,894
Variable lease cost	3,116	7,046	11,059	11,424
Operating cash flows used for leases	151,304	311,203	411,617	359,727
Weighted-average remaining lease term	6.61 years	6.85 years	6.44 years	5.43 years
Weighted-average discount rate	7.20%	4.15%	4.59%	4.16%

The following table presents future lease payments as of December 31, 2025 (Successor):

Year (in thousands)	Operating Leases
2026	$402,423
2027	359,946
2028	294,001
2029	244,311
2030	192,503
Thereafter	542,787
Total lease payments	2,035,971
Less: Imputed interest	(424,601)
Operating lease liabilities	$1,611,370

As of December 31, 2025 (Successor), the Company had operating leases, primarily for distribution center expansion and retail stores, that have not yet commenced which will generate additional ROU assets of $375.2 million.

(6)
Property, Plant and Equipment

Property, plant and equipment were as follows:

	Successor	Predecessor
	As of	As of
(in thousands)	December 31, 2025	December 31, 2024
Land	$206,279	$285,892
Buildings and improvements	1,027,227	814,005
Furniture, fixtures and equipment	571,099	1,070,476
Leasehold improvements	379,830	723,930
Total property, plant and equipment	2,184,435	2,894,303
Less: accumulated depreciation and amortization	51,309	1,059,373
Property, plant and equipment, net	$2,133,126	$1,834,930

Depreciation expense was $66.6 million, $145.2 million, $179.7 million and $156.5 million for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor).

(7)
Accrued Expenses

Accrued expenses were as follows:

	Successor	Predecessor
	As of	As of
(in thousands)	December 31, 2025	December 31, 2024
Accrued merger consideration	$381,255	$—
Accrued payroll, taxes, and other	215,372	166,233
Accrued interest payable	29,243	254
Return reserve liability	90,199	73,088
Accrued inventory purchases	95,189	90,676
Accrued expenses	$811,258	$330,251

(8)
Financial Commitments

The Company had $27.7 million and $36.6 million letters of credit as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor). Interest expense was $214.4 million, $24.6 million, $21.9 million and $22.4 million for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor). The Company was in compliance with all financial covenants as of December 31, 2025.

SHORT-TERM BORROWINGS

		Successor	Predecessor
		As of	As of
(in thousands)	Expiration Date	December 31, 2025	December 31, 2024
Revolving credit facility - Successor	September 2030	$—	$—
Revolving credit facility - Predecessor	—	—	—
Revolving credit facilities - India	Various 2026	32,137	21,209
Other - international facilities	Various 2028	49,462	12,129
Short-term borrowings		$81,599	$33,338

Revolving Credit Facility (Successor)

On September 12, 2025, in connection with the Merger, the Successor entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), which included allowance for a first lien cash flow revolving facility (the "Revolving Credit Facility"), with aggregate commitments of up to $1,600.0 million, and provides for the issuance of letters of credit up to $200.0 million and swingline loans up to a maximum of $200.0 million. No borrowings have been made on the credit facility. As of December 31, 2025, the unused capacity was reduced to $1,594.2 million due to outstanding letters of credit. A commitment fee, payable quarterly in arrears, is assessed on the unused portion of the revolving commitments at a range of 0.25% to 0.50% per annum. The credit facility matures on September 12, 2030, and may be extended, subject to the conditions set forth in the Credit Agreement. The Company capitalized $32.4 million of deferred financing costs (gross) related to the Revolving Credit Facility, which is classified within Other Assets on the Consolidated Balance Sheets.

Revolving Credit Facilities (Predecessor)

The Predecessor previously maintained a revolving credit facility with Bank of America, N.A. which allowed for an unsecured credit facility of up to $750.0 million and provided for the issuance of letters of credit up to a maximum of $100.0 million. In connection with the Merger, the outstanding balance was paid and the credit facility was terminated effective September 12, 2025. The weighted average interest rate on outstanding borrowings during the period from January 1, 2025 to September 11, 2025 (Predecessor) was 5.52%.

Other Credit Facilities

The Company's subsidiary in India had various lines of credit as of December 31, 2025 (Successor), with unused capacity of $7.0 million and a weighted average interest rate on outstanding borrowings of 6.70%. Borrowings on the lines of credit are due in 180 days. Additionally, the Company (Successor) maintains various credit facilities within its other international markets with an aggregate unused capacity of approximately $56.1 million that is available for working capital needs and issuance of letters of credit.

LONG-TERM BORROWINGS

		Successor	Predecessor
		As of	As of
(in thousands)	Maturity Date	December 31, 2025	December 31, 2024
First Term Lien Loan Facility - USD denominated	September 2032	$1,555,000	$—
First Term Lien Loan Facility - Euro denominated	September 2032	1,467,631	—
Senior Secured Notes	July 2032	1,174,105	—
Senior PIK Notes	July 2033	2,200,000	—
HF-T1 Distribution Center Loan	March 2026	128,610	129,505
HF-T2 Distribution Center Construction Loan	April 2026	72,568	73,017
China Distribution Center Expansion Construction Loan	December 2032	120,544	68,450
China Operational Loans	Various 2026	107,077	150,517
Other	Various	—	92
Subtotal		6,825,535	421,581
Less: Debt issuance costs and original issuance discount		61,963	—
Less: Current installments of long-term borrowings		343,820	353,131
Long-term borrowings		$6,419,752	$68,450

Senior Secured Credit Facilities (Successor)

On September 12, 2025, the Company entered into a Credit Agreement with the lenders from time to time party thereto, the issuing banks from time to time party thereto and JPMorgan Chase Bank, N.A., in its capacities as administrative agent for the lenders and collateral agent, which provides for a $1,555.0 million USD first lien term loan facility that bears interest at the Secured Overnight Financing Rate ("SOFR") plus an applicable margin at a range of 3.00% to 3.25% per annum and a €1,250.0 million Euro first lien term loan facility that bears interest at the Euro Interbank Offered Rate ("EURIBOR") plus an applicable margin at a range of 3.25% to 3.50% per annum, for an aggregate USD equivalent of $3,024.8 million (together, the “Term Loan Facility”). The Credit Agreement also provides for a Revolving Credit Facility and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”. Refer to the "Revolving Credit Facility (Successor)" section above for information regarding the Revolving Credit Facility.

The USD first lien term loan facility requires principal payments to be made quarterly in the amount of $3.9 million, with the remainder payable upon maturity. As of December 31, 2025, the interest rate was 7.31%. Principal payments on the Euro first lien term loan facility are payable upon maturity. As of December 31, 2025, the interest rate was 5.55%.

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

Senior Notes (Successor)

On July 30, 2025, the Company entered into (i) an indenture, dated as of July 14, 2025 (the “Secured Notes Indenture”), in connection with the issuance and sale of €1,000.0 million in aggregate principal amount of 5.250% Senior Secured Notes (the “Senior Secured Notes”) and (ii) an indenture, dated as of July 14, 2025 (the “PIK Notes Indenture” and, together with the Secured Notes Indenture, the “Indentures”), in connection with the issuance and sale of $2,200.0 million in aggregate principal amount of 10.000% / 10.750% Senior PIK Toggle Notes (the “Senior PIK Notes” and, together with the Senior Secured Notes, the “Notes”). Pursuant to the Secured Notes Indenture, interest on the Senior Secured Notes is payable semi-annually in arrears at the stated rate of 5.25%. Similarly, interest on the Senior PIK Notes is payable semi-annually in arrears at a rate of 10.00% per annum in cash or, at the Company's election, 10.75% per annum payable in-kind ("PIK") pursuant to the PIK Notes Indenture. The principal balance of the Senior Secured Notes and the Senior PIK Notes is due at maturity. The Company caused to be deposited an amount of cash equal to the aggregate principal amount of Notes (the “Escrowed Proceeds”) into segregated escrow accounts until the date that certain escrow release conditions (the “Escrow Release Conditions”), including the consummation of the Merger, were satisfied. On September 12, 2025, the Escrow Release Conditions were satisfied, and the Escrowed Proceeds were released from the escrow accounts and used to fund a portion of the cash purchase price of the Merger and to pay related fees and expenses (the “Escrow Release”).

In connection with the Merger and upon the Escrow Release, Skechers (i) pursuant to a supplemental indenture to the Secured Notes Indenture, dated as of September 12, 2025 (the “Secured Notes Supplemental Indenture”) guaranteed the Secured Notes on a senior secured basis, along with Midco and each of the Bidco's existing and future wholly-owned subsidiaries that guarantee the obligations under the Senior Secured Credit Facilities, including all material U.S. subsidiaries and certain non-U.S. subsidiaries and (ii) pursuant to a supplemental indenture to the PIK Notes Indenture, dated as of September 12, 2025 (the “PIK Notes Supplemental Indenture”) guaranteed the PIK Notes on a senior unsecured basis, along with each of Bidco's existing and future wholly-owned subsidiaries that guarantee the obligations under the Senior Secured Credit Facilities, including all material U.S. subsidiaries and certain non-U.S. subsidiaries who will subsequently join the Senior Secured Credit Facilities.

During the period from April 28, 2025 (inception) to December 31, 2025, the Company recognized $105.4 million of PIK interest expense, which reduced the initial debt issuance costs recognized.

HF-T1 Distribution Center Loan

To finance construction and improvements to Skechers’ North American distribution center, the Company’s joint venture with HF Logistics I, LLC ("HF"), HF Logistics-SKX, LLC (the "JV"), through a wholly-owned subsidiary of the JV ("HF-T1"), entered into a $129.5 million construction loan agreement and an interest rate swap agreement which fixed the effective interest rate on the loan at 2.55% per annum prior to the Merger Date under the Predecessor. In March 2025, upon maturity of the construction loan and interest rate swap agreements, HF-T1 entered into an agreement to extend the loan agreement to March 2026, with an option to further extend the maturity date to August 2026 (which the Company exercised in March 2026). The interest rate is based on the SOFR Daily Rate plus a margin of 1.85% per annum and principal payments of $0.1 million are required per month. The weighted-average annual interest rate on borrowings was 6.03% during the Successor period from September 12, 2025 to December 31, 2025 and 6.28% during the Predecessor period from January 1, 2025 to September 11, 2025. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC ("TGD"), which is an affiliate of HF.

HF-T2 Distribution Center Construction Loan

In April 2020, HF Logistics-SKX T2, LLC ("HF-T2"), a joint venture, entered into a construction loan agreement of up to $73.0 million with Bank of America, N.A. to expand the North American distribution center. In April 2025, upon maturity of the construction loan agreement, HF-T2 entered into an agreement to extend the loan agreement to April 2026, with an option to further extend the maturity date to August 2026 (which the Company exercised in March 2026). The interest rate is based on the SOFR Daily Rate plus a margin of 1.85% per annum and principal payments of $0.1 million are required per month. The weighted-average annual interest rate on borrowings was 5.91% during the Successor period from September 12, 2025 to December 31, 2025 and 6.27% during the Predecessor period from January 1, 2025 to September 11, 2025. The obligations of HF-T2 under this loan are guaranteed by TGD.

China Distribution Center Expansion Construction Loan

In October 2022, the Company's Taicang Subsidiary entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at December 31, 2025 (Successor) was 2.60% and may increase or decrease over the life of the loan, and is evaluated every 12 months. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities with an aggregate capacity of 1.75 billion yuan to support the operations of its China joint venture. As of December 31, 2025 (Successor) and December 31, 2024 (Predecessor), interest rates on outstanding borrowings ranged from 0.60% to 2.60% per annum.

The following table presents the future principal payments required under the Company's debt obligations, discussed above:

Year (in thousands)	Maturities
2026	$375,956
2027	74,468
2028	46,124
2029	38,424
2030	38,424
Thereafter	6,333,738
Total	$6,907,134

(9)
Commitments and Contingencies

PRODUCT AND OTHER FINANCING

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.0% and 0.5% for 30- to 60-day financing. The amounts included in accounts payable and outstanding under these arrangements were $115.5 million and $273.6 million at December 31, 2025 (Successor) and 2024 (Predecessor). Interest expense incurred by the Company under these arrangements totaled $1.1 million, $9.9 million, $5.3 million and $6.5 million for the Successor period from September 12, 2025 to December 31, 2025, the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor). The Company has open purchase commitments with its foreign manufacturers of $1.2 billion and warehouse and equipment and corporate construction contracts of $116.1 million for the expansion of its distribution centers and corporate headquarters, which are not included in the Consolidated Balance Sheets at December 31, 2025 (Successor).

LITIGATION

In accordance with GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2025 (Successor), nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote. The Company recognizes legal expense in connection with loss contingencies as incurred.

(10)
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

On June 3, 2025, Parent issued 100% of its Common Units for $100.00, recorded as a Members Units receivable. The Members Units receivable is reflected as a reduction to members’ equity in accordance with ASC 505 Equity and is treated as a non-cash financing transaction in the consolidated statement of cash flows. Refer to the Consolidated Statement of Members' Equity for activity during the Successor period.

Concurrently with the close of the Merger on September 12, 2025, the Company issued approximately 130,911 thousand Common Units to Fund VI for $3.8 billion to partially fund the purchase consideration and issued approximately 23,217 thousand Common Units in connection with the Mixed Election. Additionally, each restricted stock award for which vesting is tied in full or in part to the achievement of performance goals or metrics ("Skechers PSA") and each Skechers restricted stock unit award granted after the date of the Merger Agreement was cancelled and replaced with the right to one Class P Unit for each share of Skechers Common Stock subject to such Skechers PSA or restricted stock unit and subject to on-going service consistent with the original Skechers PSA or restricted stock unit grant. One Class P Unit is equivalent to 2.9655 Common Units, and has the same rights and privileges as Common Units.

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

(11)
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

The Company granted the following stock-based instruments:

	January 1, 2025 to September 11, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,354,218	$62.68	1,211,160	$59.12	959,690	$46.24
Performance-based restricted stock (1)	110,663	$64.10	93,500	$60.91	121,225	$43.34
Market-based restricted stock (1)	110,662	$84.39	93,500	$78.80	121,225	$59.71

(1) Based on the target number of shares that may vest.

A summary of the status and changes of Skechers' unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	3,423,902	$40.62
Granted	1,202,140	47.31
Vested/Released	(1,119,837)	38.76
Cancelled	(43,500)	41.19
Unvested at December 31, 2023	3,462,705	43.54
Granted	1,398,160	60.56
Vested/Released	(1,969,990)	42.94
Cancelled	(58,650)	52.18
Performance Adjustment	224,809	46.87
Unvested at December 31, 2024	3,057,034	51.79
Granted	1,575,543	64.53
Vested/Released	(1,513,326)	46.68
Cancelled	(37,600)	55.67
Performance Adjustment	96,306	52.26
Unvested at September 11, 2025	3,177,957	$60.51

For grants that have a service requirement, the Company accounts for forfeitures upon occurrence, rather than estimating the probability of forfeiture at the date of grant. Accordingly, the Company recognizes the full grant-date fair value of these awards on a straight-line basis throughout the requisite service period. The Company recognized, as part of general and administrative, compensation expense of $66.0 million, $83.4 million and $65.1 million for grants under the Plan for the period from January 1, 2025 to September 11, 2025 and the years ended December 31, 2024 and 2023. Related excess tax benefit on stock compensation recorded in the Consolidated Statements of Earnings (Loss) for the period from January 1, 2025 to September 11, 2025 and the years ended December 31, 2024 and 2023, was $9.9 million, $4.7 million and $0.9 million.

STOCK PURCHASE PLAN (Predecessor)

The 2018 Employee Stock Purchase Plan (the “ESPP”) provided eligible employees of Skechers the opportunity to purchase shares of Skechers Class A Common Stock at a purchase price equal to 85% of the fair market value on the first trading day or last trading day of each purchase period, whichever is lower. Eligible employees could invest up to 15% of their compensation through payroll deductions during each purchase period. The purchase price discount and the look-back feature caused the ESPP to be compensatory and Skechers recognized compensation expense, which is computed using the Black-Scholes valuation model. The final purchase period ended during the quarter ended June 30, 2025.

For the period from January 1, 2025 to September 11, 2025 and for the years ended December 31, 2024 and 2023, $1.7 million, $3.3 million and $2.9 million of ESPP stock compensation expense was recognized.

RIGHTS TO CLASS P UNITS (Successor)

As a result of the Merger (see Note 2), the Predecessor's unvested restricted stock awards were accelerated to vest and were cancelled and settled in cash using the $63.00 purchase price per share of common stock. The associated stock compensation expense is presented "on the line" given they were contingent on the successful completion of the Merger and are not reflected in either Predecessor or Successor Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). Unvested awards in the form of restricted stock units were partially settled in cash shortly following the Merger Date, with the remaining 50% to be settled in March 2026, with accrued interest. The amount not yet paid has been recorded under Accrued Liabilities as of December 31, 2025 (see Note 7).

Each unvested performance-based award was cancelled at the Merger Date and each replaced with a right to receive one Class P Unit, and such award will be subject to the same service-based vesting conditions as applicable in the original award, but will no longer include the performance-based vesting terms. For awards tied to TSR, the conversion to the right to receive Class P Units was measured based on actual performance through the end of the Predecessor period of September 11, 2025. For awards tied to EPS growth, the conversion was based on target performance where the applicable performance period had not ended as of the Merger Date, and otherwise based on actual performance.

The number of awards converted to the right to receive Class P Units is presented below:

	Target Shares	Rights to Class P Units
March 2023 EPS Grant	121,225	202,039
March 2023 TSR Grant	121,225	156,065
March 2024 EPS Grant	93,500	124,668
March 2024 TSR Grant	93,500	101,288
March 2025 EPS Grant	110,664	110,664
March 2025 TSR Grant	110,661	112,099
Total awards converted		806,823

In connection with the terms of the Merger Agreement, unvested rights to Class P Units equivalent to 2.4 million Common Units were issued and will be expensed on a straight-line basis over the remaining service period, consistent with the service requirements under the original awards granted. During the period from Successor period from September 12, 2025 to December 31, 2025, $17.8 million was recognized as expense and classified within general and administrative expenses. As of December 31, 2025, unamortized stock-based compensation expense was $21.8 million which will be amortized over a weighted average period of 1.64 years. Related excess tax benefit on stock compensation recorded in the Consolidated Statements of Earnings (Loss) for the period from September 12, 2025 to December 31, 2025 was $5.3 million.

(12)
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

The calculation of EPS is as follows:

Successor
(in thousands, except per share data)	April 28, 2025 (inception) to December 31, 2025
Net loss attributable to Common Unit holders	$(334,087)

Weighted-average Common Units outstanding, basic	154,128
Dilutive effect of nonvested units	—
Weighted-average Common Units outstanding, diluted	154,128
Net loss per share attributable to Common Unit holders
Basic	$(2.17)
Diluted	$(2.17)

As a result of the net loss in the Successor period, the dilutive effect of the unvested rights to Class P Units were considered anti-dilutive and, therefore, 1.5 million Common Unit equivalents were excluded from the diluted net loss per share calculation.

	Predecessor
(in thousands, except per share data)	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net earnings attributable to Skechers	$533,092	$639,471	$545,799

Weighted-average common shares outstanding, basic	149,887	151,838	154,533
Dilutive effect of nonvested shares	1,627	2,005	1,723
Weighted-average common shares outstanding, diluted	151,514	153,843	156,256
Anti-dilutive common shares excluded above	26	7	5
Net earnings per share attributable to Skechers
Basic	$3.56	$4.21	$3.53
Diluted	$3.52	$4.16	$3.49

(13)
Income Taxes

The Company’s earnings (loss) before income tax expense (benefit) consists of the following:

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
U.S. operations	$(618,240)	$(70,646)	$27,136	$16,740
Foreign operations	271,595	734,205	850,613	784,132
(Loss) earnings before income taxes	$(346,645)	$663,559	$877,749	$800,872

Income tax consists of the following:

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Current
Federal	$(31,350)	$15,347	$17,868	$16,839
State	889	(1,026)	10,062	7,986
Foreign	45,490	109,284	115,125	130,655
Total current expense	15,029	123,605	143,055	155,480
Deferred
Federal	(55,151)	(51,287)	(8,601)	(2,079)
State	5,780	(5,720)	89	(4,598)
Foreign	3,386	25,718	13,593	2,146
Total deferred (benefit) expense	(45,985)	(31,289)	5,081	(4,531)
Income tax (benefit) expense	$(30,956)	$92,316	$148,136	$150,949

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows:

	Successor		Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025		January 1, 2025 to September 11, 2025
	Amount	Percent	Amount	Percent
Expected income tax (benefit) expense	$(72,795)	21.0%	$139,347	21.0%
Nontaxable or non-deductible
Non-deductible compensation	5,204	(1.5)%	8,748	1.3%
Excess tax benefit on stock compensation	(5,341)	1.5%	(9,921)	(1.5)%
Transaction costs	6,292	(1.8)%	(285)	—%
Other	(1,378)	0.4%	2,622	0.4%
Tax credits
Research credits	(5,203)	1.5%	(4,724)	(0.7)%
Other	(956)	0.3%	(372)	(0.1)%
Cross-border taxes
Global intangible low-taxed income	30,080	(8.7)%	—	—%
Foreign partnership income	3,441	(1.0)%	—	—%
Other	1,359	(0.4)%	—	—%
State and local income tax, net of federal benefit(1)	12,179	(3.5)%	(10,687)	(1.6)%
Foreign tax effects
China
Non-taxable items - buying agency commission	(470)	0.1%	(3,339)	(0.5)%
Non-deductible items - stock commission	661	(0.2)%	4,692	0.7%
Withholding taxes	583	(0.2)%	4,141	0.6%
Tax credits	(521)	0.2%	(3,699)	(0.6)%
Other	(816)	0.2%	653	0.1%
Japan
Statutory rate difference between Japan and U.S.	46	—%	3,465	0.5%
Other	164	—%	33	—%
Jersey
Statutory rate difference between Jersey and U.S.	(16,969)	4.9%	(31,442)	(4.7)%
Pillar Two	8,363	(2.4)%	21,009	3.2%
South Korea
Adjustment to prior year tax payable	967	(0.3)%	3,093	0.5%
Other	469	(0.1)%	1,499	0.2%
Switzerland
Statutory rate difference between Switzerland and U.S.	(4,739)	1.4%	(31,840)	(4.8)%
Withholding taxes	447	(0.1)%	3,000	0.4%
Other	3,262	(1.0)%	(247)	—%
Thailand
Other	(3,165)	0.9%	(187)	—%
Other foreign jurisdictions	6,253	(1.8)%	5,142	0.8%
Change in unrecognized tax benefits	1,706	(0.5)%	(8,721)	(1.3)%
Other	(79)	—%	336	—%
Income tax (benefit) expense	$(30,956)	8.9%	$92,316	13.9%

(1)
During the period from April 28, 2025 to December 31, 2025 (Successor), jurisdictions that made up greater than 50% of this category consisted of: California, Texas, Florida, Minnesota and New York City. During the period from January 1, 2025 to September 30, 2025 (Predecessor), jurisdictions that made up greater than 50% of this category consisted of: California.

As the Company adopted the additional disclosure requirements of ASU 2023-09 on a prospective basis, the new disclosure requirements are not presented for the prior periods.

	Predecessor
(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Expected income tax expense	$184,327	$168,183
State income tax, net of federal benefit	2,334	(832)
Rate differential on foreign income	(48,495)	(27,931)
Change in unrecognized tax benefits	4,075	3,841
Non-deductible compensation	12,235	14,397
Tax credits	(6,489)	(6,813)
Excess tax benefit on stock compensation	(4,701)	(854)
U.S. tax on foreign earnings	8,986	8,180
Other	(3,978)	(5,235)
Change in valuation allowance	(158)	(1,987)
Income tax expense	$148,136	$150,949
Effective tax rate	16.9%	18.8%

The Company’s income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates are generally lower than in the U.S., ranging from 0% to 35%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 26.1%. The Company’s income tax expense (benefit) was calculated using the applicable rate for each jurisdiction applied to the Company’s pre-tax earnings (loss) while the Company’s effective tax rate is calculated by dividing income tax expense by earnings before income taxes. The Company’s effective tax rate was 8.9% for the Successor period from April 28, 2025 (inception) to December 31, 2025 and was primarily driven by a U.S. pre-tax loss which resulted in an income tax benefit. The Predecessor company's effective tax rate was 13.9% for the period from January 1, 2025 to September 11, 2025 and was primarily driven by a U.S. pre-tax loss which resulted in an income tax benefit, as well as the impact of the Merger which resulted in the reversal of previously recorded tax expense on global intangible low-taxed income and allocated to the post-Merger period.

The Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI taxes foreign income in excess of a deemed return on tangible assets of foreign corporations and is treated as a period cost.

The tax effects of temporary differences giving rise to deferred tax assets and liabilities are presented below:

	Successor	Predecessor
(in thousands)	As of December 31, 2025	As of December 31, 2024
Deferred tax assets
Inventory adjustments	$12,076	$13,047
Accrued expenses	133,510	128,396
Disallowed interest expense	47,014	—
Allowances for credit losses and chargebacks	10,035	8,635
Intra-entity IP transfer	278,714	314,626
Section 174 Capitalized Costs	52,240	40,320
Loss carryforwards	44,691	36,007
Business credit carryforward	31,574	19,309
Share-based compensation	2,202	14,264
Operating lease liabilities	421,238	363,052
Land valuation adjustment	18,739	—
Total deferred tax assets	1,052,033	937,656
Valuation allowance	(78,459)	(56,176)
Total deferred tax assets, net	973,574	881,480
Deferred tax liabilities
Prepaid expenses	2,373	2,448
Right-of-use assets	414,550	363,052
Foreign intangibles	397,675	23,068
U.S. intangibles	376,592	—
Depreciation on property, plant and equipment	31,436	63,702
Total deferred tax liabilities	1,222,626	452,270
Net deferred tax (liabilities) assets	$(249,052)	$429,210

At December 31, 2025, combined foreign net operating loss carry-forwards were approximately $146.6 million of which $1.7 million expire in 2026 and $50.4 million can be carried forward indefinitely.

U.S. federal tax credit carry-forward at December 31, 2025 was $9.9 million. State tax credit and net operating loss carry-forwards at December 31, 2025 were $35.2 million and $135.7 million. The state tax credit carries forward indefinitely and the net operating loss carry-forward amounts begin to expire in 2033. The Company’s ability to utilize its net operating loss and credit carry-forwards may be limited under U.S. tax law. As of September 12, 2025, the Predecessor company had a change in ownership of more than 50% of its capital stock over a three-year period pursuant to U.S. tax law, and the utilization of net operating loss and credit carryforwards could be subject to annual limits, however, the Company does not anticipate the limitation on utilization of these tax attributes to have a material impact on the Company’s consolidated financial statements.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. During the Successor period that ended on December 31, 2025, the Company recorded an additional $22.3 million valuation allowance against its deferred tax assets primarily due to increased losses driven by interest expense on newly issued debt that may limit the ability to utilize certain credits and net operating loss carryforwards.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024
Beginning balance	$31,949	$40,408	$43,216
Additions for current year tax positions	2,036	1,707	6,168
Additions for prior year tax positions	246	2,354	—
Reductions for prior year tax positions	—	(1,036)	(7,040)
Settlement of uncertain tax positions	—	(11,089)	—
Reductions related to lapse of statute of limitations	—	(395)	(1,936)
Ending balance	$34,231	$31,949	$40,408

Current unrecognized tax benefits are recorded as a reduction in prepaid expense and included in tax expense when recorded. Long-term unrecognized tax benefits are recorded as an increase in long-term taxes payable with a portion included in tax expense and a portion recorded as a reduction in deferred tax liabilities when recorded. If recognized, $34.2 million of unrecognized tax benefits would be recorded as a reduction in income tax expense in the Successor period and $6.2 million would be recorded as a net increase in deferred tax asset.

The following table summarizes income taxes paid, net of refunds received:

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025
Federal	$8,181	$—
State and local	(201)	3,264
Foreign	23,491	85,281
Total	$31,471	$88,545

The following table summarizes income taxes paid, net of refunds received, disaggregated by individual jurisdictions in which the amount was equal or greater than five percent of total income taxes paid:

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025
United States	$8,181	$—
Chile	1,684	6,730
China	1,814	9,792
India	1,631	4,938
Japan	—	5,876
South Korea	597	12,714
Malaysia	1,981	5,229
Switzerland	7,904	5,823
Thailand	2	5,587

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to its assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate.

In the normal course of business, the Company's tax filings are subject to audit by federal, state and foreign tax authorities. The Company is currently under examination in certain foreign jurisdictions. The Company is unable to determine the impact as these examinations have not been completed. As of December 31, 2025, the Company’s tax filings are generally subject to examination in most foreign jurisdictions for years ended on or after December 31, 2020.

The Company estimates interest and penalties related to income tax matters which are included in income tax expense (benefit). Amounts were $(0.4) million, $(0.8) million, $(0.7) million and $2.3 million for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor). Accrued interest and penalties were $4.5 million and $5.8 million as of December 31, 2025 (Successor) and 2024 (Predecessor).

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months. However, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of December 31, 2025. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of its other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to federal income tax but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes. In addition to certain tax restrictions, the joint venture in China has limitations on its distribution of earnings, as local law currently requires it to maintain $33.0 million of its earnings in a statutory reserve.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States, which extended key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation, deductions for domestic research and development expenditures, and modifications to the international tax framework with certain provisions effective in 2025 and others effective after 2025. While there was no material impact to the 2025 fiscal periods, the Company is still evaluating the potential impact of the OBBBA on its consolidated financial statements for periods beginning January 1, 2026.

(14)
Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering U.S. employees who are 21 years of age. The Company’s contribution is based on a non-discretionary match as defined by the plan which vests immediately. The Company made contributions of $2.9 million, $7.4 million, $8.2 million and $6.5 million to the plan for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor).

The Skechers U.S.A., Inc. Deferred Compensation Plan allows eligible employees to defer compensation, up to a maximum amount, to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees as determined by the Company’s Board of Directors. No contributions were made for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor). Deferred compensation liability is recognized based on the fair value of the participants’ accounts.

(15)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. The Company made cash contributions of $1.0 million for each of the periods from April 28, 2025 (inception) to December 31, 2025 (Successor) and from January 1, 2025 to September 11, 2025 (Predecessor). The Company made cash contributions of $2.0 million to the Foundation in each of the years ended December 31, 2024 and 2023 (Predecessor).

The Company had receivables from officers and employees of $0.5 million and $0.7 million at December 31, 2025 (Successor) and 2024 (Predecessor). These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans. These receivables are short-term and are expected to be repaid within a reasonable period of time.

The Company remitted $1.3 million to 3G Capital at the close of the Merger as part of the acquisition costs recognized within the Successor period in its Consolidated Statements of Earnings (Loss).

(16)
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

Segment Information

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Wholesale sales	$1,413,860	$3,943,187	$5,100,479	$4,504,776
Cost of sales	1,004,146	2,248,092	2,892,883	2,657,957
Gross profit	409,714	1,695,095	2,207,596	1,846,819
Gross margin	29.0%	43.0%	43.3%	41.0%

Direct-to-Consumer sales	$1,433,246	$2,844,858	$3,868,872	$3,495,566
Cost of sales	598,664	952,295	1,309,029	1,189,981
Gross profit	834,582	1,892,563	2,559,843	2,305,585
Gross margin	58.2%	66.5%	66.2%	66.0%

Total sales	$2,847,106	$6,788,045	$8,969,351	$8,000,342
Cost of sales	1,602,810	3,200,387	4,201,912	3,847,938
Gross profit	1,244,296	3,587,658	4,767,439	4,152,404
Gross margin	43.7%	52.9%	53.2%	51.9%

	Successor	Predecessor
(in thousands)	As of December 31, 2025	As of December 31, 2024
Identifiable assets
Wholesale	$10,377,076	$3,915,362
Direct-to-Consumer	5,406,870	4,540,396
Total	$15,783,946	$8,455,758

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Additions to property, plant and equipment
Wholesale	$147,315	$362,692	$236,968	$225,217
Direct-to-Consumer	76,918	155,519	179,826	98,505
Total	$224,233	$518,211	$416,794	$323,722

Geographic Information

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Geographic sales
Domestic Wholesale	$456,292	$1,233,665	$1,867,183	$1,567,806
Domestic Direct-to-Consumer	516,435	1,156,882	1,553,021	1,482,392
Total domestic sales	972,727	2,390,547	3,420,204	3,050,198

International Wholesale	957,568	2,709,522	3,233,296	2,936,970
International Direct-to-Consumer	916,811	1,687,976	2,315,851	2,013,174
Total international sales	1,874,379	4,397,498	5,549,147	4,950,144

Total sales	$2,847,106	$6,788,045	$8,969,351	$8,000,342

	Successor	Predecessor
(in thousands)	April 28, 2025 (inception) to December 31, 2025	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Regional sales
Americas (AMER)	$1,325,720	$3,119,840	$4,367,887	$3,945,735
Europe, Middle East & Africa (EMEA)	686,365	2,073,336	2,224,390	1,831,848
Asia Pacific (APAC)	835,021	1,594,869	2,377,074	2,222,759
Total sales	$2,847,106	$6,788,045	$8,969,351	$8,000,342

China sales	$419,144	$718,446	$1,218,186	$1,228,630

	Successor	Predecessor
(in thousands)	As of December 31, 2025	As of December 31, 2024
Property, plant and equipment, net
Domestic	$1,556,355	$1,236,882
International	576,771	598,048
Total	$2,133,126	$1,834,930

China property plant and equipment, net	$212,800	$303,607

CONCENTRATIONS OF RISK

The Company’s sales to its five largest customers accounted for approximately 10.3%, 8.2%, 10.3% and 8.4% of total sales for the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor).

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Assets held outside the U.S. were $6.4 billion and $5.6 billion as of December 31, 2025 (Successor) and December 31, 2024 (Predecessor).

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated credit losses. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the period from April 28, 2025 (inception) to December 31, 2025 (Successor) were $1.3 million. For the period from January 1, 2025 to September 11, 2025 (Predecessor) and the years ended December 31, 2024 and 2023 (Predecessor), additions to the provision for expected credit losses were $4.3 million, $5.3 million and $3.9 million.

The Company’s accounts receivables, excluding allowances for credit losses and chargebacks, by geography are summarized as follows:

	Successor	Predecessor
(in thousands)	As of December 31, 2025	As of December 31, 2024
Domestic accounts receivable	$228,152	$345,488
International accounts receivable	798,564	711,686

The Company’s top five manufacturers produced the following percentages of total production:

	Predecessor
(percentage of total production)	January 1, 2025 to September 11, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Manufacturer #1	20.7	20.4	21.4
Manufacturer #2	6.3	6.5	7.5
Manufacturer #3	4.9	6.3	6.7
Manufacturer #4	3.6	5.6	5.6
Manufacturer #5	3.3	3.6	4.5
Total	38.8	42.4	45.7

For the period from April 28, 2025 (inception) to December 31, 2025 (Successor), the Company's top five manufacturers produced 41.9% of total production and the percentages by Manufacturer were consistent with the 2025 periods presented above.

(17)
Subsequent Events

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act. However, an additional executive order was issued imposing tariffs pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026. At this time, the Company is unable to reasonably estimate the impact, if any, on its operations or consolidated financial statements, including its ability to recover incremental tariffs the Company has paid, related to these actions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to allow timely decisions regarding required disclosures. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective, at the reasonable assurance level as of such time.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that:

(i)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

With the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management has concluded that our internal control over financial reporting is effective as of December 31, 2025.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Assessments of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements as a result of error or fraud may occur and not be detected.

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2025.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

For each director, set forth below is his or her name, age, tenure as a director of our company, and a description of his or her principal occupation, other business experience, public company and other directorships held during the past five years. The specific experiences, qualifications, attributes and skills that led the Board of Directors to conclude that each should serve as a director at this time are described below.

Information Concerning Directors

Name	Age	Position
Alexandre Behring	59	Director
Robert Greenberg	86	Director and Chief Executive Officer
Daniel S. Schwartz	44	Director

Alexandre Behring has served on our Board of Directors since September 2025. Mr. Behring is a Founding Partner of 3G Capital and has served as Managing Partner (now Co-Managing Partner) and as a member of its Investment Committee since the firm’s inception in 2004. Mr. Behring has played a principal role in the firm’s capital formation and acquisitions since its inception. Following his leadership of 3G Capital’s acquisition of Burger King in 2010, Mr. Behring served as Chairman of Burger King from 2010 to 2014. He has served on the board of Restaurant Brands International Inc. (“RBI”) since its formation in 2014, including terms as Chair of the Board from 2014 to 2019 and Co-Chair from 2019 to 2022. Following 3G Capital’s acquisition of Hunter Douglas in 2022, he has served as a director. Mr. Behring also previously, served as Chairman of The Kraft Heinz Company from 2015 to 2022 and of the H.J. Heinz Company from 2013 to 2015 and as a director of Anheuser-Busch InBev from 2014 to 2019. Prior to founding 3G Capital, Mr. Behring spent a decade at GP Investimentos, including eight years as a Partner and member of the Investment Committee. From 1998 to 2004, he served as Chief Executive Officer of América Latina Logística (“ALL”), one of Latin America’s largest rail and logistics operators, and continued to serve on its board until 2011. He was also a director of CSX Corporation from 2008 to 2011.

Mr. Behring holds an M.B.A. from Harvard Business School, where he was both a Baker Scholar and a Loeb Scholar, and currently serves on the Board of Dean’s Advisors of Harvard Business School.

We believe Mr. Behring is qualified to serve on our Board of Directors due to his experience in executive roles at private equity firms and as CEO for a large railroad and logistics company, as well as his experience as Chair of the Board of RBI and its predecessor and the Kraft Heinz Company. We believe that Mr. Behring is further qualified to serve as a director due to his knowledge of strategy and business development, finance, risk assessment, logistics and leadership development.

Robert Greenberg has served as our Chief Executive Officer since September 2025 and served as our Predecessor’s Chief Executive Officer and Chairman of the Board from October 1993 to September 2025. Mr. Greenberg is uniquely qualified to serve on our Board of Directors with over 40 years of experience in the footwear industry, primarily in branding and product design, including over 30 years as the founder and leader of Skechers.

Daniel S. Schwartz has served on our Board of Directors since September 2025. Mr. Schwartz serves as Co-Managing Partner of 3G Capital and is a member of the firm’s Investment Committee. He joined 3G Capital in 2005, became a Partner in 2008, and was appointed Co-Managing Partner in 2019. Mr. Schwartz oversaw 3G Capital’s acquisition of Burger King in 2010, followed by the firm’s acquisitions of Tim Hortons in 2014 - forming Restaurant Brands International Inc. (“RBI”) - Popeyes Louisiana Kitchen in 2017, and Firehouse Subs in 2021. He served as Chief Financial Officer of Burger King from 2010 to 2013 and as Chief Executive Officer from 2013 to 2019. He has served on the board of RBI since its formation in 2014 and held the role of Co-Chairman from 2019 to 2022. Mr. Schwartz also led 3G Capital’s acquisition of Hunter Douglas in 2022 and currently serves on its board of directors.

He holds a degree from Cornell University, where he serves on the Leadership Council of the Cornell SC Johnson College of Business.

We believe that Mr. Schwartz is qualified to serve on our Board of Directors due to his experience as the CEO and Co-Chair/Executive Chairman of RBI and its predecessors. We believe that Mr. Schwartz is further qualified to serve as a director due to his knowledge of strategy and business development, finance, marketing and consumer insights, risk assessment, mergers and acquisitions, leadership development and succession planning.

Executive Officers

The following table sets forth certain information with respect to our executive officers who are not also members of our Board of Directors.

Name	Age	Position
John Vandemore	52	Chief Financial Officer
Michael Greenberg	63	President
David Weinberg	75	Chief Operating Officer and Executive Vice President
Mark Nason	64	Executive Vice President of Product Development

John Vandemore has served as our Chief Financial Officer since September 2025. He served as our Predecessor’s Chief Financial Officer from November 2017 to September 2025. Previously, he served as Executive Vice President, Divisional Chief Financial Officer of Mattel, Inc., from 2015 until 2017, and he served as Chief Financial Officer and Treasurer of International Game Technology from 2012 until 2015. Prior to 2012, Mr. Vandemore held various positions at The Walt Disney Company, AlixPartners, Goldman Sachs, and PricewaterhouseCoopers. Since December 2016, Mr. Vandemore has served as a member of the board of directors of Inspired Entertainment. Mr. Vandemore earned a Bachelor of Business Administration degree with a major in Accountancy from the University of Notre Dame and a Master of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University.

Michael Greenberg has served as our President since September 2025 and served as Skechers’ President and as a member of its Board of Directors from June 1992 to September 2025. From June 1992 to October 1993, he served as our Predecessor’s Chairman of the Board.

David Weinberg has served as our Chief Operating Officer since September 2025. He served as our Predecessor’s Chief Operating Officer from January 2006 to September 2025, as Chief Financial Officer from September 2009 to November 2017 and from October 1993 to January 2006, and as Executive Vice President and a member of our Predecessor’s Board of Directors from July 1998 to September 2025.

Mark Nason has served as our Executive Vice President of Product Development since September 2025. He served as our Predecessor’s Executive Vice President of Product Development from March 2002 to September 2025. From January 1998 to March 2002, Mr. Nason served as our Predecessor’s Vice President of Retail and Merchandising, and from December 1993 to January 1998, he served as our Predecessor’s Director of Merchandising and Retail Development.

Robert Greenberg is the father of Michael Greenberg; other than the foregoing, no family relationships exist among any of our executive officers or directors.

CORPORATE GOVERNANCE AND BOARD MATTERS

Audit Committee

The Board of Directors has an Audit Committee. Daniel S. Schwartz is its sole member and is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act. Mr. Schwartz is not an independent director. As we are not listed on a national securities exchange, we are not required by Rule 10A-3(b) under the Exchange Act to maintain an independent audit committee. The Audit Committee is responsible for overseeing and evaluating (i) the quality and integrity of our financial statements, (ii) the performance of our internal audit and internal control functions in addition to financial risk assessment and management applicable to our company, (iii) our policies and procedures regarding transactions with related persons, as described in greater detail below in the section entitled “Transactions with Related Persons” in this Annual Report on Form 10-K, (iv) the appointment, compensation, independence and performance of our independent registered public accounting firm, and (v) our compliance with legal and regulatory requirements.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee. None of our executive officers has served or currently serves on the board of directors or on the compensation committee of any other entity that has officers who served on our Board of Directors during the fiscal year ended December 31, 2025, and there were no deliberations with the Board of Directors related to our executive compensation during the fiscal year ended December 31, 2025.

Code of Ethics

We expect that our officers and directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on our behalf. While we do not maintain a code of ethics, as we plan to imminently suspend our reporting requirements under the Exchange Act, Skechers maintains a Code of Business Conduct and Ethics and a Corporate Code of Conduct that apply to all of its directors, officers and employees and that are intended to promote honest and ethical conduct. The Code of Business Conduct and Ethics and the Corporate Code of Conduct are posted in the Impact section of Skechers’ corporate information website located at https://about.skechers.com/social-responsibility.

Insider Trading Policy

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have not done so as none of our securities are listed on a national securities exchange and we plan to deregister imminently.

Compensation of Directors

The following table sets forth information concerning the compensation earned by Skechers’ non-employee directors during the period from January 1, 2025 to September 11, 2025. Alexandre Behring and Daniel S. Schwartz did not earn any compensation for services provided as members of our Board of Directors during the period from September 12, 2025 to December 31, 2025. Robert Greenberg, Michael Greenberg and David Weinberg, who are executive officers, did not earn any additional compensation for services provided as members of Beach Acquisition's Board of Directors or Skechers' Board of Directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total Compensation ($)
Katherine Blair	$120,707	$215,007	$335,714
Morton Erlich	168,342	215,007	383,349
Zulema Garcia	94,022	215,007	309,029
Yolanda Macias	94,022	215,007	309,029
Richard Siskind	120,707	215,007	335,714

(1)
This column reports the amount of cash compensation earned during the period from January 1, 2025 to September 11, 2025 for Skechers' Board and committee service.
(2)
Represents the grant date fair value of stock awards granted during the applicable fiscal year, as calculated in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). The fair value was calculated using the closing price of Skechers Class A Common Stock on the grant date for the shares awarded. None of the non-employee directors held any restricted stock, restricted stock units or stock options as of December 31, 2025.

Non-Employee Directors. During 2025, we paid each of the non-employee directors annual compensation of $125,000 for serving on Skechers' Board of Directors. Our Lead Independent Director, Audit Committee Chairperson, Compensation Committee Chairperson and Nominating and Governance Committee Chairperson were paid additional annual fees of $50,000, $50,000, $35,000 and $35,000, respectively. Non-employee directors are also reimbursed for reasonable costs and expenses incurred for attending any of our Board or committee meetings and continuing education programs or seminars. During 2025, Skechers' non-employee directors were eligible to receive awards of restricted stock units of Skechers Class A Common Stock as determined by the Skechers Board of Directors. On April 4, 2025, each of the Skechers' non-employee directors who was continuing to serve on our Board of Directors received an award of 4,283 restricted stock units of Skechers Class A Common Stock under the Skechers 2023 Incentive Award Plan (the “2023 Plan”). The grant date fair value was $215,007, and the shares were scheduled to vest in three equal installments on May 1, 2026 and the first two anniversaries thereof, subject to each director’s continued service through the applicable vesting date.

Employee Directors. During 2025, Robert Greenberg, Michael Greenberg and David Weinberg were executive officers serving on the Skechers' Board of Directors. Employees of Skechers, who are members of the Skechers' Board of Directors, are not paid any directors’ fees or other compensation for their service on Skechers' Board of Directors. Compensation of Robert Greenberg, Michael Greenberg and David Weinberg earned in 2025 is set forth under “Executive Compensation—Summary Compensation Table.”

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our securities, to file with the SEC reports of initial ownership (Form 3’s) and reports of changes in ownership (Form 4’s and 5’s) of our securities. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms that they file. Based on our review of copies of Form 3’s, 4’s and 5’s furnished to us as well as communications with our officers, directors and greater than ten percent stockholders, we believe that all of them complied with the filing requirements of Section 16(a) and we are not aware of any late or missed filings of such reports for the 2025 fiscal year, except that (i) Robert Greenberg, Michael Greenberg, David Weinberg, John Vandemore and Mark Nason each filed one late report on Form 4 on September 4, 2025, reporting an award of shares on February 11, 2025, (ii) Philip Paccione filed one late report on Form 4 on September 4, 2025, reporting an award of restricted stock units on February 12, 2025, and (iii) Robert Greenberg, Michael Greenberg, David Weinberg and Mark Nason each filed one late report on Form 4 on January 2, 2025, reporting a withholding of shares on December 30, 2024 to cover the tax liability incident to the vesting of a tranche of previously granted award of restricted stock units.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) discusses our compensation policies and determinations that apply to our Named Executive Officers. When we refer to our Named Executive Officers, we are referring to the following individuals whose 2025 compensation is described below and set forth below in the Summary Compensation Table (“SCT”) and subsequent compensation tables (the “Named Executive Officers” or “NEOs”).

Name	Position
Robert Greenberg	Chief Executive Officer
John Vandemore	Chief Financial Officer
Michael Greenberg	President
David Weinberg	Chief Operating Officer and Executive Vice President
Mark Nason	Executive Vice President of Product Development

Asna Afzal and Flavio Montini served as our Principal Executive Officer and Principal Financial Officer, respectively, from the period from April 28, 2025 (inception) through September 11, 2025. Ms. Afzal and Mr. Montini are employees of 3G Capital and not employees of Beach Acquisition, nor were they compensated for their services by Beach Acquisition.

Prior to the completion of the Merger on September 12, 2025, Skechers’ Board of Directors had a Compensation Committee and a Nominating and Governance Committee, and the Compensation Committee retained FW Cook as an independent committee consultant. All references to the Compensation Committee in the CD&A refer to Skechers' Board's Compensation Committee prior to the completion of the Merger.

The CD&A contains certain forward-looking statements that are based on considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we may adopt in the future may differ materially from the compensation strategy, philosophy, policies, programs and practices summarized in this discussion.

Executive Compensation Practices

The Compensation Committee previously reviewed our executive compensation program to evaluate whether it supports our executive compensation philosophies and objectives and is aligned with stockholder interests. Our executive compensation practices include the following, each of which the Compensation Committee identified as reinforcing our executive compensation objectives:

✓	Pay for performance by structuring a significant percentage of target annual compensation in the form of variable, at-risk compensation	× ×	We do not have excise tax gross-ups We do not allow payment of dividends or dividend equivalents on unearned performance-based awards

✓	Pre-established performance goals that are aligned with creation of stockholder value	×	We do not allow repricing of underwater stock options without stockholder approval

✓	Market comparison of executive compensation against a relevant peer group

✓	Prior use of an independent compensation consultant that reported directly to the Compensation Committee and provided no other services to our company

How We Determine Executive Compensation

Our Executive Compensation Philosophy and Objectives

The basic compensation philosophy of the Compensation Committee was, and the philosophy of our Board of Directors now is, to provide competitive salaries and incentives to executive officers in order to promote superior financial performance. The Compensation Committee noted that compensation paid to executive officers should be closely aligned with our performance, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist us in attracting and retaining key executives critical to our long-term success. Our executive compensation policies were designed to achieve the following four objectives:

•
attract and motivate well-qualified individuals with the ability and talent to enable us to achieve our business objectives and corporate strategies;
•
provide incentives to achieve specific short-term individual and corporate goals by rewarding achievement of those goals at established financial performance levels;

•
provide incentives to achieve longer-term financial goals and reinforce a sense of ownership through award opportunities that can result in ownership of stock; and
•
promote retention of key executives and align the interests of management with those of the stockholders to reinforce achievement of continuing increases in stockholder value.

Consistent with our performance-based philosophy, the Compensation Committee reviewed and approved our compensation programs for 2025 to effectively balance executive officers’ salaries with performance-based incentive compensation. We believe that it served the needs of our stockholders to provide incentives commensurate with individual management responsibilities as well as past and future contributions to corporate objectives. The mix of compensation elements varied among the executive officers based on each executive officer’s position, responsibilities, experience and performance.

To maximize stockholder value, we believe that it is necessary to deliver consistent, long-term sales and earnings growth. Accordingly, the Compensation Committee reviews not only the individual compensation elements, but the mix of individual compensation elements that make up the aggregate compensation, and attempts to balance the total compensation package between short-term, long-term and cash and equity compensation in a way that meets the objectives set forth above.

Oversight Responsibilities for Executive Compensation

The table below summarizes the key oversight responsibilities for executive compensation that were in place prior to the completion of the Merger.

Compensation Committee
•
Establishes executive compensation philosophy
•
Approves incentive compensation programs and target performance expectations for the annual incentive compensation plan and long-term incentive compensation awards
•
Approves all compensation actions for the Named Executive Officers, including (i) base salary, (ii) target performance criteria and formulae, and actual compensation, under the annual incentive compensation plan, and (iii) long-term incentive compensation awards

Nominating and Governance Committee	• Working with the Compensation Committee and after careful evaluation of the performance of the business, evaluates the performance of the Chief Executive Officer

Independent Committee Consultant— FW Cook
•
Provides independent advice, research, and analytical services on a variety of subjects to the Compensation Committee, including compensation of executive officers and non-employee directors, and executive compensation trends
•
Participates in Compensation Committee meetings as requested and communicates with the Chair and other members of the Compensation Committee between meetings
•
Reports to the Compensation Committee, does not perform any other services for our company, and has no economic or other ties to our company or the management team that could compromise its independence or objectivity
•
The Compensation Committee considered the independence of FW Cook under applicable SEC rules and listing requirements and determined that FW Cook is independent and that its engagement by the Compensation Committee did not raise any conflict of interest

Chief Executive Officer and Management
•
Management, including the Chief Executive Officer, develops preliminary recommendations regarding compensation matters with respect to all Named Executive Officers, and provides these recommendations to the Compensation Committee, which makes the final decisions outside the presence of the Chief Executive Officer, with advice from FW Cook, as appropriate
•
Responsible for the administration of the compensation programs once Compensation Committee decisions are finalized

Peer Group Selection and Market Data

To obtain a broad view of competitive practices among industry peers and competitors for executive talent, the Compensation Committee reviewed market data for peer group companies as well as a general industry survey data. Since 2020, the Compensation Committee retained the services of a compensation consultant, FW Cook, to advise on certain matters related to executive compensation.

As a result, our company established a peer group of companies that has been used as a reference point to assess the competitiveness of base salary, incentive targets, and total direct compensation awarded to the Named Executive Officers and as information on market practices including incentive design, share utilization, and share ownership guidelines.

For the equity awards granted to certain officers in February 2025, the Compensation Committee utilized the peer group set forth below:

Peer Group
Capri Holdings	Lululemon Athletica
Carter's	Mattel
Columbia Sportswear	PVH Corp.
Deckers Outdoor	Ralph Lauren
G-III Apparel Group	Tapestry
Hanesbrands	Under Armour
Hasbro	Wolverine World Wide
Levi Strauss

Based on data compiled by FW Cook as of 2024 year-end (in advance of setting the Named Executive Officers' compensation levels for 2025), our revenues, net earnings, and market capitalization were at the 94th, 69th and 74th percentiles, respectively, in relation to the peer group.

2025 Named Executive Officer Compensation

Base Salary

Base salaries for our Named Executive Officers are established based on the scope of their respective experience and responsibilities. We set base compensation for our Named Executive Officers at levels that we believe enable us to hire and retain individuals in a competitive environment, and to reward satisfactory performance at an acceptable level based upon contributions to our overall business objectives.

Base salaries are generally reviewed annually, but may be adjusted from time to time to realign salaries with market levels. In reviewing base salaries, we consider various factors, including each individual’s level of responsibilities, performance and results achieved, professional experience, and cost of living increases.

Name of Executive	2024 Base Salary ($)	Increase (%)	2025 Base Salary ($)
Robert Greenberg	$7,031,000	10%	$7,730,000
John Vandemore	1,696,000	10%	1,860,000
Michael Greenberg	5,692,000	10%	6,260,000
David Weinberg	4,147,000	10%	4,560,000
Mark Nason	2,700,000	10%	2,970,000

Annual Incentive Plan

The 2006 Annual Incentive Compensation Plan (the “2006 Plan”) is intended to advance our interests and those of our stockholders and to assist us in attracting and retaining executive officers by providing incentives and financial rewards to such executives who, because of the extent of their responsibilities can make significant contributions to our success through their ability, industry expertise, loyalty and exceptional services.

The 2006 Plan provides executive employees, including the Named Executive Officers, with the opportunity to earn bonuses based on our financial performance by linking incentive award opportunities to the achievement of our short-term performance goals. The 2006 Plan allows us to set performance periods equal to quarters, years or such other period that the Compensation Committee may establish, up to five years in length, and determine performance criteria and goals for such performance periods that are flexible and change with the needs of our business. The Compensation Committee annually approves the performance criteria and goals that will be used in the formula to calculate our Named Executive Officers’ incentive compensation on a quarterly basis for each year. By determining performance criteria and setting goals at the beginning of each year, our Named Executive Officers understand our goals and priorities during the current year. Following the conclusion of each quarter during the current year, the Compensation Committee certifies the amount of the award for each participant for each such quarter. The amount of an award actually paid to a participant each quarter may, in the sole discretion of the Compensation Committee, be reduced to less than the amount payable to the participant based on attainment of the performance goals for each such quarter.

The Compensation Committee did not place a maximum limit on the incentive compensation that could have been earned by the Named Executive Officers in 2025, although the maximum amount of incentive compensation that any Named Executive Officer may earn in a 12-month period under the 2006 Plan is $10,000,000.

The Compensation Committee approved the performance goals of the Named Executive Officers for fiscal 2025 in February 2025. The performance criteria used in the formula to calculate the incentive compensation of the Named Executive Officers for fiscal 2025 was our year-over-year net sales growth because the Compensation Committee believes that it provides an accurate measure of our performance.

The potential payments of incentive compensation to our Named Executive Officers are performance-driven and therefore completely at risk. Any incentive compensation to be paid to the Named Executive Officers is earned based on the Compensation Committee’s pre-approved performance criteria and formula for the respective Named Executive Officers. The Named Executive Officers’ annual incentive compensation was calculated on a quarterly basis by multiplying net sales growth, which is the amount by which net sales for the applicable quarter exceeded net sales for the corresponding quarter in the prior year, by the percentages that were pre-approved by the Compensation Committee, as set forth in the following tables.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(i)	(ii)	(iii)	(iv)
Amount by which net sales for the quarter in fiscal 2025 exceeded net sales for the corresponding quarter in fiscal 2024 ($)	$159,983,637	$282,380,748	$85,292,630	$138,142,431

		Incentive Compensation Calculated on a Quarterly Basis ($)
Name of Executive	Pre-approved Percentage (%)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2025 Annual Incentive Compensation ($)
	(a)	(a) * (i)	(a) * (ii)	(a) * (iii)	(a) * (iv)
Robert Greenberg	0.7500	$1,199,878	$2,117,856	$639,695	$1,036,069	$4,993,498
John Vandemore	0.2000	319,968	564,762	170,586	276,285	1,331,601
Michael Greenberg	0.4000	639,935	1,129,523	341,171	552,570	2,663,199
David Weinberg	0.3000	479,951	847,143	255,878	414,428	1,997,400
Mark Nason	0.1500	239,976	423,572	127,939	207,214	998,701

Long-Term Incentive Program

Our employees, including the Named Executive Officers, are eligible to receive, from time to time, awards of restricted stock, restricted stock units, stock options and other equity-based compensation under the 2023 Incentive Award Plan (the “2023 Plan”). These awards are designed to:

•
closely align management and stockholder interests;
•
promote retention and reward executives and other key employees for building stockholder value; and
•
encourage long-term investment in our company.

The Compensation Committee believes that stock ownership by management has been demonstrated to be beneficial to all stockholders. Historically, awards of restricted stock made to our Named Executive Officers have been subject only to certain time-vesting restrictions that generally cover a period of between two and four years from the date of the award, although awards of restricted stock subject to certain performance restrictions have been granted as well commencing in 2020 and generally cover a period of three years.

February 2025 Long-Term Incentive Grants

In February 2025, the following restricted stock awards, including the number of shares and target values (which may be different from the FASB ASC 718 grant date fair value), were granted to our Named Executive Officers:

	February 2025 Grants
	Relative TSR Performance		EPS Performance		Time-Based RSUs
	Award (#)	Target Value ($)	Award (#)	Target Value ($)	Award (#)	Target Value ($)
Robert Greenberg	36,562	$3,085,467	36,563	$2,343,688	73,125	$4,687,313
John Vandemore	14,464	1,220,617	14,465	927,206	28,930	1,854,413
Michael Greenberg	28,292	2,387,562	28,293	1,813,581	56,586	3,627,163
David Weinberg	22,410	1,891,180	22,410	1,436,481	44,821	2,873,026
Mark Nason	8,933	753,856	8,933	572,605	17,866	1,145,211

Relative TSR Performance Shares

The performance-based restricted shares with vesting linked to relative TSR performance are based on Skechers’ three-year total stockholder return performance from March 1, 2025 through February 29, 2028. The relative TSR comparator group includes the 81 companies in the S&P Retail Select Industry Index as of the date of grant. Awards had the potential to pay out between 0% and 200% of target, with interpolation between points shown below. As a result of the Merger, unvested TSR Performance Shares were cancelled and replaced with rights to Class P Units of Beach Acquisition subject to the same on-going service vesting conditions and all other terms as applicable, except for the performance-based vesting conditions. The percentage of the target number of shares that were converted was based on the total stockholder return performance from the beginning of the performance period of the respective grant through September 11, 2025, in relation to that of the S&P Retail Select Industry Index.

Relative TSR PSAs
3-Year Performance vs. S&P	Payout
Retail Select Industry Index	(% Target PSAs)
< 25th Percentile	0%
25th Percentile	50% (Threshold)
50th Percentile	100% (Target)
100th Percentile	200% (Maximum)

EPS Performance Shares

The performance-based restricted shares with vesting linked to EPS performance were divided into three equal tranches, with awards earned at between 0% and 200% of target for achievement of annual EPS growth goals for each of 2025, 2026, and 2027, with interpolation for performance between the points shown below. The earned shares were eligible to vest following the end of the three-year period. As a result of the Merger, unvested EPS Performance Shares were cancelled and replaced with rights to Class P Units of Beach Acquisition subject to the same on-going service vesting conditions and all other terms as applicable, except for the performance-based vesting conditions. The percentage of the target number of shares that were converted was based on actual performance for any performance years that were completed, and target level performance for any performance years that were not completed.

EPS Performance PSAs
Annual EPS Growth	Payout
(2025—2027)	(% Target PSAs)
<7.5%	0%
7.5%	50% (Threshold)
10.0%	100% (Target)
15.0%	200% (Maximum)

TSR Performance Shares Earned in 2025

For the three-year total stockholder return performance period from February 1, 2022 through January 31, 2025, our performance was at the 75th percentile in relation to that of the S&P Retail Select Industry Index. This resulted in the Named Executive Officers earning 150% of their respective target number of shares with respect to the TSR performance tranche of shares granted in February 2022 that could have been earned based on our three-year TSR performance for the noted period. The earned shares vested on January 31, 2025 and were issued on February 11, 2025 following certification of the vested shares by our Compensation Committee.

	TSR - 2025 Performance Tranche
	February 2022 Grants
	Target Shares (#)	Shares Earned (#)
Robert Greenberg	37,500	56,066
John Vandemore	15,000	22,427
Michael Greenberg	31,250	46,722
David Weinberg	25,000	37,378
Mark Nason	7,500	11,213

Treatment of Equity Awards in Connection with the Merger

In connection with the Merger, time-based restricted stock became fully vested and converted into the right to receive the cash election consideration in the Merger. Performance-vesting restricted stock awards were cancelled and replaced with a right to receive one Class P Unit of Beach Acquisition for each share of Skechers Common Stock subject to such performance-vesting restricted stock awards, and such awards are subject to (i) the same service-based vesting conditions as were applicable to the replaced performance-vesting restricted stock awards and (ii) all other terms and conditions as applicable to the corresponding performance-vesting restricted stock awards as of immediately prior to the effective time of the Merger (excluding the performance-based vesting terms and including any accelerated vesting terms upon a qualifying termination of service contained in such performance-vesting restricted stock awards), with performance measured (a) with respect to any performance-vesting restricted stock awards for which performance is measured based on relative total shareholder return, based on actual performance through the effective time of the Merger (or, if earlier, based on actual performance through the measurement date of such performance-vesting restricted stock awards) and (b) with respect to any performance-vesting restricted stock awards for which performance is measured based on earnings per share, based on target performance where the applicable performance period has not ended as of the effective time of the Merger, and otherwise, based on actual performance.

Employment Agreements and Change of Control Provisions

We (inclusive of Skechers U.S.A., Inc. in this section) do not have any employment, severance or change-of-control agreements in effect with any of our Named Executive Officers except for Michael Greenberg and David Weinberg. The following is a description of the material terms of the employment agreements with Messrs. Greenberg and Weinberg.

Michael Greenberg

On May 23, 2019, we entered into a new employment agreement with Michael Greenberg to extend the term and replace the pre-existing employment agreement (collectively, the “Greenberg Agreement”). The terms of the Greenberg Agreement were effective as of January 1, 2019 for a period of four years, subject to certain termination provisions, with an annually recurring automatic renewal for an additional year. These terms were negotiated and approved by the Compensation Committee with Mr. Greenberg prior to the date he and our company entered into the agreement. On January 1, 2025, Mr. Greenberg’s employment as our President was automatically extended through December 31, 2028.

The Greenberg Agreement provides for the following compensation and benefits:

•
base salary at the annual rate of not less than $4,250,000 (subject to annual review by the Board or the Compensation Committee);
•
annual incentive compensation, as calculated on a quarterly basis, equal to not less than 0.30% of the amount by which net sales for the applicable quarter exceeds net sales by the corresponding quarter in the prior year (subject to annual review by the Board or the Compensation Committee); and
•
participation in our other benefit plans and policies on terms consistent with those generally applicable to our other senior executives (including, without limitation, vacation benefits and other perquisites).

The Greenberg Agreement provides for certain severance payments and benefits upon particular terminations of employment, including in connection with a change in control of our company, as described in greater detail below.

David Weinberg

On May 23, 2019, we entered into a new employment agreement with David Weinberg to extend the term and replace the pre-existing employment agreement (collectively, the “Weinberg Agreement”). The terms of the Weinberg Agreement were effective as of January 1, 2019 for a period of four years, subject to certain termination provisions, with an annually recurring automatic renewal for an additional year. These terms were negotiated and approved by the Compensation Committee with Mr. Weinberg prior to the date he and our company entered into the agreement. On January 1, 2025, Mr. Weinberg’s employment as our Chief Operating Officer was automatically extended through December 31, 2028.

The Weinberg Agreement provides for the following compensation and benefits:

•
base salary at the annual rate of not less than $3,100,000 (subject to annual review by the Board or the Compensation Committee);
•
annual incentive compensation, as calculated on a quarterly basis, equal to not less than 0.20% of the amount by which net sales for the applicable quarter exceeds net sales by the corresponding quarter in the prior year (subject to annual review by the Board or the Compensation Committee); and
•
participation in our other benefit plans and policies on terms consistent with those generally applicable to our other senior executives (including, without limitation, vacation benefits and other perquisites).

The Weinberg Agreement provides for certain severance payments and benefits upon particular terminations of employment, including in connection with a change in control of our company, as described in greater detail below.

Change of Control and Termination Provisions in Employment Agreements

The Greenberg Agreement and the Weinberg Agreement (collectively, the “Employment Agreements”) with Mr. Greenberg and Mr. Weinberg (each an “Officer” and, collectively, the “Officers”) provide for certain severance payments and benefits upon certain terminations of employment at any time prior to December 31, 2028, including in connection with a change in control of our company, described as follows:

•
The Employment Agreements provide that if either Officer’s employment is terminated by us with “cause” or by the respective Officer without “good reason”, or on account of his death or “disability” (each as defined in the Employment Agreements), he (or his estate) will be paid his then current salary earned through the date of termination, in addition to any accrued but unused vacation.
•
If either Officer’s employment is terminated by us without “cause” or by the respective Officer for “good reason,” or by us without “cause” upon a “change in control” (as defined in the Employment Agreements) or within 120 days after a “change in control,” he will be paid his then current salary earned through the date of termination, in addition to any accrued but unused vacation. Each Officer will also be entitled to receive, subject to such Officer delivering a valid release and waiver of claims in favor of our company, the total gross amount equal to his base salary for the remainder of the term, currently ending December 31, 2028 (at the annual rate payable at the time of such termination), plus annual incentive compensation for each of the remaining years in the term equal to the highest amount of the annual incentive compensation that was earned by such Officer in any year in the term prior to his termination, less any annual incentive compensation already paid for the year in which he was terminated, and we will accelerate the vesting of all restricted shares held by such Officer, provided that such acceleration is allowed by the terms of the equity plans and the applicable restricted stock agreements previously entered into between each of the Officers and our company.
•
Should the Officers’ payments or benefits (whether under the Employment Agreements or any other plan or arrangement) be subject to the excise tax imposed under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), the Employment Agreements provide that such payments or benefits will be reduced so that the present value of the total amount received by the respective Officer will be one dollar less than three times his average yearly taxable income for the five most recent years and so that no portion of such payments or benefits will be subject to such excise tax.

Perquisites and Other Benefits

We provide our Named Executive Officers with certain perquisites and other benefits that are reflected in the “All Other Compensation” column in the table captioned SCT, which we believe are reasonable, competitive and consistent with our overall executive compensation program. These benefits are intended to facilitate the efficient operation of our business by allowing our Named Executive Officers to better focus their time, attention and capabilities on our company or permit them to be more accessible to the business.

Aircraft usage. Skechers' Board of Directors had authorized and approved a business aircraft use policy, effective as of October 1, 2022, that prescribes the criteria and procedures for both business and personal use of aircraft owned or chartered by Skechers. The policy includes internal and external reporting requirements, operating parameters, limitations on personal use and reimbursement procedures for any use above such personal use limitations. Currently, the policy limits the personal use of our aircraft to our Chief Executive Officer, President, and Chief Operating Officer, each of whom is entitled to 55 personal flight hours annually. A tax gross-up payment for the applicable imputed income is provided to these individuals for their personal use of the aircraft for up to 55 flight hours. Any personal use above 55 hours shall be flown under a time share agreement between our company and each of these individuals. During 2025, Robert Greenberg, Michael Greenberg and David Weinberg used our aircraft for personal travel, but none of them exceeded 55 personal flight hours.

Automobile usage. During 2025, automobiles that we purchased at our sole cost were used by Robert Greenberg, Michael Greenberg and David Weinberg. We paid on their behalf the automobile insurance premiums as well as maintenance, repair and other charges related to their use of these automobiles. These costs are considered taxable income to the Named Executive Officers, each of whom is provided a tax gross-up payment for the applicable imputed income.

Health insurance premiums. We have a program for a small group of employees pursuant to which we pay the full amounts of their health insurance premiums for medical, dental and vision coverage. The employees in this program participate in the same health plans with identical benefits as other salaried employees. During 2025, we paid the full amounts of health insurance premiums on behalf of all Named Executive Officers except John Vandemore, including the portion of their premiums in excess of what we typically pay on behalf of all salaried employees.

Country club dues and health club fees. During 2025, we paid country club membership dues and health club membership fees for Michael Greenberg and David Weinberg.

Finance and tax services. During 2025, we paid fees for financial planning and tax preparation services for Robert Greenberg and Michael Greenberg.

Other Elements of Our Executive Compensation Program

Equity Award Practices

As discussed above, equity-based awards prior to the completion of the Merger on September 12, 2025 were a significant component of our overall executive compensation program. We did not backdate grants of awards nor did we coordinate the grant of awards with the release of material nonpublic information that might have resulted in favorable pricing. We did not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. In the event material nonpublic information became known to the Compensation Committee before granting an equity award, the Compensation Committee considered such information and used its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety. Although we did not have a formal policy with respect to the timing of our equity award grants, the Compensation Committee historically granted such awards on a predetermined annual schedule. New hire grants of awards to executive officers and other new employees were generally based on the date of hire. It was our practice that the per share exercise price for all grants of stock options equaled the closing price of Skechers' Class A Common Stock on the NYSE on the date of grant, and we never re-priced any grants. In fiscal year 2025, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our Named Executive Officers.

Retirement Plans

The Skechers U.S.A., Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”) is a U.S. tax qualified retirement savings plan pursuant to which all eligible U.S. employees, including the Named Executive Officers, are able to make pre-tax contributions from their cash compensation. The 401(k) Plan provides for us to make non-discretionary matching contributions to the participants which totaled $10.3 million for 2025.

The Skechers U.S.A., Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) is maintained primarily for the purpose of providing a means for deferral of compensation to a select group of employees, including all of our Named Executive Officers, who are limited in their participation under the 401(k) Plan under statutory requirements. Pursuant to the Deferred Compensation Plan, participants may defer receipt of a portion of their respective cash compensation and elect to have such amounts paid to them (or their beneficiaries in the event of death) upon retirement, termination of employment, death, disability or some other date chosen by the respective participants, in each case, consistent with the terms of the Deferred Compensation Plan. The Deferred Compensation Plan is an unfunded plan for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended. A “rabbi trust” has been established to satisfy our obligations under the plan. We will make payments under the Deferred Compensation Plan to each participant as permitted by law and in accordance with the participant’s election decisions. In addition to providing a means to defer compensation for payment at a later date, the Deferred Compensation Plan also provides for us to make discretionary contributions to the participants. The amounts and timing of any such discretionary contributions will be determined in the sole discretion of our Compensation Committee, as the administrator of the Deferred Compensation Plan. A description of the material terms of the Deferred Compensation Plan can be found in the section entitled “Executive Compensation—Non-qualified Deferred Compensation Plan.”

Impact of Regulatory Requirements

Tax Deductibility of Compensation

Section 162(m) of the Code places a limit of $1 million on the annual amount of compensation that publicly held companies may deduct for federal income tax purposes for certain executive officers or “covered employees”. Covered employees consist of any employee who at any time during the applicable taxable year served as our Chief Executive Officer or as our Chief Financial Officer and each of the next three highest compensated officers other than our Chief Executive Officer and our Chief Financial Officer. Covered employees also include any employee who was a covered employee during any preceding taxable year beginning after December 31, 2016. The previous exemption from this limitation for performance-based compensation was repealed with the Tax Cuts and Jobs Act of 2017, so all forms of covered employees’ compensation are now subject to the $1 million limitation per covered employee.

The Compensation Committee believes that tax deductibility is a factor to be considered in evaluating a compensation program. Nevertheless, when warranted due to competitive and other factors, the Compensation Committee may award compensation that exceeds the deductibility limit under Section 162(m) of the Code or otherwise pay non-deductible compensation.

Other Tax, Accounting and Regulatory Considerations

Many other Code provisions, SEC regulations and accounting rules affect the delivery of executive compensation and are generally taken into consideration as programs are developed. Our goal is to create and maintain plans that are efficient and in full compliance with these requirements.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis (set forth above) with the management of Beach Acquisition, and based on such review and discussion, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2025.

Respectfully submitted,

Alexandre Behring Robert Greenberg Daniel S. Schwartz

The information required by paragraph (e)(5) of this Item 407 shall not be deemed to be “soliciting material,” or to be “filed” with the Commission or subject to Regulation 14A or 14C (17 CFR 240.14a-1 through 240.14b-2 or 240.14c-1 through 240.14c-101), other than as provided in this Item, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r), except to the extent that the registrant specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

EXECUTIVE COMPENSATION

The following table provides selected information concerning the compensation earned by the Named Executive Officers, who are our Principal Executive Officer (“PEO”), Principal Financial Officer, and each of our three most highly compensated executive officers who served in positions other than Principal Executive Officer and Principal Financial Officer at the end of the last completed fiscal year. The tables below reflect our NEO's compensation for the full fiscal year 2025, including following the effective time of the Merger.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Robert Greenberg	2025	$7,730,000	$—	$10,116,468	$4,993,498	$1,619,553	$24,459,519
Chief Executive Officer and	2024	7,031,198	—	8,405,699	7,267,571	820,889	23,525,357
Director	2023	6,504,039	—	7,333,065	3,890,549	1,110,285	18,837,938
John Vandemore	2025	1,860,000	—	4,002,236	1,331,601	15,750	7,209,587
Chief Financial Officer	2024	1,696,000	—	3,522,937	1,938,021	13,800	7,170,758
	2023	1,568,654	—	2,923,286	833,691	23,249	5,348,880
Michael Greenberg	2025	6,260,000	—	7,828,306	2,663,199	841,298	17,592,803
President	2024	5,692,000	—	6,841,524	3,876,039	706,614	17,116,177
	2023	5,265,289	—	6,103,959	1,945,275	594,824	13,909,347
David Weinberg	2025	4,560,000	—	6,200,687	1,997,400	858,229	13,616,316
Chief Operating Officer and	2024	4,147,000	—	5,467,587	2,907,029	598,227	13,119,843
Executive Vice President	2023	3,836,635	—	4,877,745	1,389,482	406,212	10,510,074
Mark Nason	2025	2,970,000	—	2,471,672	998,701	26,553	6,466,926
Executive Vice President of	2024	2,700,000	14,717	2,113,750	1,453,515	24,603	6,306,585
Product Development	2023	2,546,154	—	1,466,820	764,217	23,249	4,800,440

(1)
Represents the cash award that the Named Executive Officers earned as an employee service award.
(2)
Represents the aggregate grant date fair value of stock awards granted during the applicable fiscal year, as calculated in accordance with FASB ASC Topic 718. See Note 11, “Stock Compensation,” to our Audited Consolidated Financial Statements set forth in this Annual Report on Form 10-K for the year ended December 31, 2025, for information concerning the ASC 718 values and the assumptions used to determine such values. Of the awards granted in March 2023, March 2024, and February 2025, a portion were performance-based stock awards, as reflected in the Grants of Plan-Based Awards Table. The vesting of the performance-based stock awards granted in February 2025 were to be determined based on the measurement of two equally weighted metrics, annual EPS growth for each of 2025, 2026, and 2027, and our relative TSR over a three-year performance period ending on February 29, 2028. We determined the fair value of stock awards, the vesting of which is tied to service, based on the closing market price of Skechers Class A Common Stock on the date of grant.

For the portion of the stock awards that have a performance-based vesting requirement, the amounts are based on the estimated probable outcome at the time of grant. The valuation of the performance-based stock awards granted during 2025 tied to annual EPS growth was $64.10, which value was multiplied by: (i) the 2025 target number of shares, (ii) the 2026 target number of shares, and (iii) the 2027 target number of shares. The maximum grant date fair value of the portion of the performance-based stock awards granted in 2025 tied to annual EPS growth, assuming performance at maximum levels, is as follows: Robert Greenberg, $4,687,377; John Vandemore $1,854,413; Michael Greenberg, $3,627,163; David Weinberg, $2,872,962; and Mark Nason, $1,145,211.

For the portion of the performance-based stock awards tied to relative TSR performance, such portion contains market condition components that are valued on the date of grant using a Monte Carlo simulation model. For the portion of the performance-based stock awards granted during 2025 tied to relative TSR performance, such inputs consisted of: (a) the stock price of $64.10 per share on the grant date; (b) an expected term that was based on the actual three-year term of the award; (c) a risk-free interest rate of 4.22% derived from U.S. Treasury yield curves for a three-year term; (d) a dividend yield of 0% based on historic and future dividend yield estimates; (e) stock price volatility of 37.27% based on the historical volatility of the price of Skechers Class A Common Stock, as well as the volatilities of peer companies in the S&P Retail Select Industry Index. Based on this methodology, the valuation of the performance-based stock awards granted during 2025 tied to relative TSR performance was $84.39 per share.

(3)
Represents the cash awards that the Named Executive Officers earned under the Skechers 2006 Plan. Incentive compensation is paid quarterly based on performance levels that our company achieved in the prior quarter. The amounts listed for each year exclude any bonuses earned by the Named Executive Officers in the previous year that were paid in the indicated year and include incentive compensation earned in the fourth quarter of the indicated year that was paid in the following year. Additional information regarding the Skechers 2006 Plan is described in the section entitled "Compensation Discussion and Analysis."

(4)
Amounts reported in the "All Other Compensation" column for 2025 are as follows:

	Financial Planning	Company Automobile	Tax Gross-Up (Car)	Health Insurance	Company Aircraft	Tax Gross-Up (Aircraft)	Matching Contributions	Health Club Fees	Country Club Membership Fees	Total “All Other Compensation”
Name of NEO	($) (A)	($) (B)	($) (C)	($) (D)	($) (E)	($) (F)	($) (G)	($) (H)	($) (I)	($)
Robert Greenberg	$986,950	$173,536	$31,239	$7,063	$324,591	$96,174	$—	$—	$—	$1,619,553
John Vandemore	—	—	—	—	—	—	15,750	—	—	15,750
Michael Greenberg	195,355	87,902	7,188	10,803	344,637	172,642	—	22,771	—	841,298
David Weinberg	—	83,007	15,277	7,063	299,919	401,806	15,750	—	35,407	858,229
Mark Nason	—	—	—	10,803	—	—	15,750	—	—	26,553

(a)
Represents payments by us for financial planning and tax preparation services for the benefit of the Named Executive Officer and a tax gross-up payment in respect of income taxes incurred by the Named Executive Officer.
(b)
Represents the aggregate incremental cost to us attributable to the Named Executive Officer’s use of our company-owned automobiles, plus automobile insurance premiums and maintenance, repair and other charges associated with the use of the automobiles paid by us on behalf of each Named Executive Officer. We calculate the aggregate incremental cost of each Named Executive Officer’s automobile usage based on the annual lease value of the applicable automobiles.
(c)
Represents a tax gross-up payment in respect of income taxes incurred by the Named Executive Officer relating to the automobiles purchased by us for the Named Executive Officer’s use.
(d)
Represents health insurance premiums paid by us on behalf of the Named Executive Officer in excess of health insurance premiums that we typically pay on behalf of other salaried employees.
(e)
Represents the aggregate incremental cost to us attributable to the Named Executive Officer’s personal use of our company-owned aircraft, which is calculated based on identifiable variable operating costs, which generally include the cost of crew travel expenses, landing fees, trip-related hangar/parking costs, fuel and other variable costs. Our aircrafts are primarily designated for business travel, and we do not include costs that do not change based on usage, such as salaries, our aircraft acquisition costs, insurance and general maintenance costs in our calculation of aggregate incremental cost. We believe that the use of this methodology is appropriate for calculating the incremental operating costs of our company-owned aircraft under normal conditions. The aggregate incremental cost of use of our aircraft for personal travel by our Named Executive Officers is allocated entirely to the highest-ranking Named Executive Officer present on the flight, unless circumstances indicate a different allocation is warranted.
(f)
Represents a tax gross-up payment in respect of income taxes incurred by the Named Executive Officer relating to his personal use of our aircraft.
(g)
Represents matching contributions that we made on behalf of the Named Executive Officer under the 401(k) Plan.
(h)
Represents the aggregate of monthly payments of health club membership fees that we made on behalf of the Named Executive Officer and a tax gross-up payment in respect of income taxes incurred by the Named Executive Officer.
(i)
Represents the aggregate of monthly payments of country club membership fees that we made on behalf of the Named Executive Officer and a tax gross-up payment in respect of income taxes incurred by the Named Executive Officer.

Grants of Plan-Based Awards in Fiscal 2025

The following table provides information about plan-based awards granted to the Named Executive Officers in 2025 under the 2023 Plan: (i) the grant and approval dates, (ii) the estimated future payouts under non-equity incentive plan awards, which consist of payouts under the Skechers 2006 Plan for the performance period covering fiscal 2025, (iii) the estimated future payouts under equity incentive plan awards, which consist of performance-based restricted shares granted in fiscal 2025, (iv) the number of shares underlying all other stock awards and (v) the grant date fair value of each equity award computed under FASB ASC Topic 718.

			Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payments Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of		Grant Date Fair Value of Stock
Name of Executive	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Shares of Stock or Units (#) (3)		and Option Awards ($) (4)
Robert	—	—	(1)	(1)	$10,000,000	—	—	—	—		$—
Greenberg	2/14/2025	2/13/2025	—	—	—	—	73,125	146,250	—		5,429,155
	2/14/2025	2/13/2025	—	—	—	—	—	—	73,125	(5)	4,687,313
John	—	—	(1)	(1)	10,000,000	—	—	—	—		—
Vandemore	2/14/2025	2/13/2025	—	—	—	—	28,929	57,858	—		2,147,823
	2/14/2025	2/13/2025	—	—	—	—	—	—	28,930	(5)	1,854,413
Michael	—	—	(1)	(1)	10,000,000	—	—	—	—		—
Greenberg	2/14/2025	2/13/2025	—	—	—	—	56,585	113,170	—		4,201,143
	2/14/2025	2/13/2025	—	—	—	—	—	—	56,586	(5)	3,627,163
David	—	—	(1)	(1)	10,000,000	—	—	—	—		—
Weinberg	2/14/2025	2/13/2025	—	—	—	—	44,820	89,640	—		3,327,661
	2/14/2025	2/13/2025	—	—	—	—	—	—	44,821	(5)	2,873,026
Mark	—	—	(1)	(1)	10,000,000	—	—	—	—		—
Nason	2/14/2025	2/13/2025	—	—	—	—	17,866	35,732	—		1,326,461
	2/14/2025	2/13/2025	—	—	—	—	—	—	17,866	(5)	1,145,211

(1)
These columns are intended to show the potential value of the payments for each Named Executive Officer under the Skechers 2006 Plan. The potential payments are performance-driven and therefore completely at risk. There are no specific threshold or target amounts that can be determined with respect to any payouts of incentive compensation under the Skechers 2006 Plan for fiscal 2025 because any amounts payable are determined on a quarterly basis based on pre-approved percentages for each Named Executive Officer multiplied by the amount, if any, that net sales for the applicable quarter exceed net sales for the corresponding quarter in the previous year. Additional information regarding the business measurements and performance goals for determining the payments is described in the section entitled “Compensation Discussion and Analysis—Annual Incentive Plan” in this Annual Report on Form 10-K. When determining the performance goals, the Skechers Compensation Committee did not place a limit on the non-equity incentive compensation that could be earned by the Named Executive Officers in fiscal 2025; however, the maximum amount of incentive compensation that any Named Executive Officer may earn in a 12-month period under the Skechers 2006 Plan is $10,000,000.
(2)
Represents performance-based awards of restricted shares with a portion of the vesting linked to EPS performance that are divided into three equal tranches, with awards based on achievement of certain annual EPS growth goals for each of 2025, 2026 and 2027, and with a portion of the vesting linked to relative TSR performance based on Skechers’ three-year total stockholder return performance from March 1, 2025 through February 29, 2028. The Named Executive Officers could have earned between 0% and 200% of their respective “target” number of shares that were awarded based on performance relative to the performance objectives during the applicable performance period. Additional information regarding the performance objectives is described in the section entitled “Compensation Discussion and Analysis—Long-Term Incentive Program” in this Annual Report on Form 10-K.
(3)
This column shows the number of shares of restricted stock units awarded in 2025 to the Named Executive Officers under the 2023 Plan. All scheduled vesting was subject to the executive’s continued service on the applicable vesting date.
(4)
This column shows the aggregate grant date fair value of stock awards in 2025, as calculated in accordance with FASB ASC Topic 718. See Note 11, “Stock Compensation,” to our Audited Consolidated Financial Statements set forth in this Annual Report on Form 10-K, for information concerning the ASC 718 values and the assumptions used to determine such values. For further information about the assumptions used to calculate the grant date fair value of the stock awards granted in 2025, see footnote (1) to the SCT above.
(5)
Represents restricted stock units scheduled to vest in three equal installments on February 14, 2026 and the first two anniversaries thereof.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table provides information on the outstanding common unit equivalents of unvested Class P Units, held by the Named Executive Officers as of December 31, 2025. Each stock award is shown separately for each of the Named Executive Officers. As of December 31, 2025, the market value of each Common Unit was $29.00, which was based on the cash value per Common Unit at the time of the Merger. None of the Named Executive Officers held any outstanding option awards as of December 31, 2025. For additional information about stock awards, see the description of equity-based compensation in the section entitled “Compensation Discussion and Analysis—Long-Term Incentive Program.”

	Stock Awards
Name of Executive	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert Greenberg	191,026	(1)	$5,539,754	—	$—
	147,557	(2)	4,279,153	—	—
	117,929	(3)	3,419,941	—	—
	95,812	(4)	2,778,548	—	—
	108,428	(5)	3,144,412	—	—
	109,833	(6)	3,185,157	—	—
John Vandemore	77,595	(1)	2,250,255	—	—
	59,939	(2)	1,738,231	—	—
	49,426	(3)	1,433,354	—	—
	40,156	(4)	1,164,524	—	—
	42,896	(5)	1,243,984	—	—
	43,451	(6)	1,260,079	—	—
Michael Greenberg	162,112	(1)	4,701,248	—	—
	125,224	(2)	3,631,496	—	—
	95,984	(3)	2,783,536	—	—
	77,984	(4)	2,261,536	—	—
	83,903	(5)	2,433,187	—	—
	84,991	(6)	2,464,739	—	—
David Weinberg	129,492	(1)	3,755,268	—	—
	100,026	(2)	2,900,754	—	—
	76,709	(3)	2,224,561	—	—
	62,323	(4)	1,807,367	—	—
	66,457	(5)	1,927,253	—	—
	67,320	(6)	1,952,280	—	—
Mark Nason	38,922	(1)	1,128,738	—	—
	30,064	(2)	871,856	—	—
	29,655	(3)	859,995	—	—
	24,095	(4)	698,755	—	—
	26,491	(5)	768,239	—	—
	26,835	(6)	778,215	—	—

(1)
Represents Common Unit equivalents of the rights to Class P Units that vested on January 1, 2026.
(2)
Represents Common Unit equivalents of the rights to Class P Units that vested on March 1, 2026.
(3)
Represents Common Unit equivalents of the rights to Class P Units that are scheduled to vest on January 1, 2027, subject to the officer’s continued service through the applicable vesting date.
(4)
Represents Common Unit equivalents of the rights to Class P Units that are scheduled to vest on March 1, 2027, subject to the officer’s continued service through the applicable vesting date.
(5)
Represents Common Unit equivalents of the rights to Class P Units that are scheduled to vest on January 1, 2028, subject to the officer’s continued service through the applicable vesting date.
(6)
Represents Common Unit equivalents of the rights to Class P Units that are scheduled to vest on March 1, 2028, subject to the officer’s continued service through the applicable vesting date.

Options Exercised and Stock Vested in Fiscal 2025

The following table provides information for the Named Executive Officers regarding the number of shares acquired in 2025 upon the vesting of restricted stock awards and performance-based awards, and the value realized, each before payment of any applicable withholding tax. None of the Named Executive Officers exercised any stock options in 2025.

	Stock Awards
Name of Executive	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert Greenberg	189,216	$11,848,936	(1)
	(2)	9,916,704
John Vandemore	72,050	4,517,792	(1)
	(2)	3,977,631
Michael Greenberg	156,771	9,818,672	(1)
	(2)	7,908,264
David Weinberg	125,395	7,853,613	(1)
	(2)	6,296,094
Mark Nason	38,753	2,425,275	(1)
	(2)	2,309,328

(1)
Amounts are calculated by multiplying the number of shares acquired on vesting of the related stock awards by the closing price per share of Skechers Class A Common Stock on the date of vesting.
(2)
Represents the accelerated vesting of time-based RSU awards that were unvested at the time of the Merger and vested upon change of control and replaced with the cash merger consideration. 50% of this value was paid in cash in 2025 and the remaining 50% was paid in March 2026.

Non-qualified Deferred Compensation Plan

The following table provides information about contributions, aggregate earnings and account balances under the Deferred Compensation Plan, as more fully described below, for the following Named Executive Officers who participated in the plan in 2025.

Name of Executive	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distribution ($)	Aggregate Balance at December 31, 2025 ($)
John Vandemore	$527,658	$—	$312,708	$(628,833)	$2,785,718	(4)
David Weinberg	1,623,589	—	553,262	—	15,032,228	(5)

(1)
The amount of the contributions made by the Named Executive Officer, as reported above, is also included in the Named Executive Officer’s compensation reported in the SCT for 2025 either as “Salary” or “Non-Equity Incentive Plan Compensation.”
(2)
The amount of contributions by our company is also included in the Named Executive Officer’s compensation reported in the SCT for 2025 as “All Other Compensation.”
(3)
The amount in this column represents the gains and losses by funds in which investments were made under the Deferred Compensation Plan. These amounts are not reported in the SCT.
(4)
Represents contributions of $3,106,411 made by Mr. Vandemore, which were also included in his compensation reported in the SCT for 2018 through 2025, as adjusted for contributions by our company, distributions and aggregate gains since he began participating in the Deferred Compensation Plan in 2018.
(5)
Represents contributions of $11,235,708 made by Mr. Weinberg, which were also included in his compensation reported in the SCT for 2013 through 2025, as adjusted for contributions by our company and aggregate gains since he began participating in the Deferred Compensation Plan in 2013.

Under the Deferred Compensation Plan, eligible employees, including our Named Executive Officers, are permitted to defer receipt of up to 75% of their base salary and 100% of their commissions and bonuses. A participant’s deferrals are deemed 100% vested at all times and are credited to an account balance. This account balance represents a participant’s entire interest under the Deferred Compensation Plan. The Deferred Compensation Plan provides the opportunity for us to contribute additional discretionary contributions to an eligible employee’s account if authorized by Skechers' Board of Directors and subject to such terms and conditions as provided by Skechers' Board of Directors.

A participant will receive his or her account balance following the first to occur of: (i) a separation from service, (ii) a specified date elected by the participant, (iii) disability, (iv) death (with account balance distributed to a designated beneficiary) or (v) an unforeseeable emergency (as determined at the sole discretion of the Skechers' Board of Directors). Generally, the account balance will be distributed in a single lump sum regardless of the payment event. If, however, a participant separates from service within two years following a change in control of our company, or separates from service with five years of service and the sum of his or her age and years of employment is at least 65 years, payment of the participant’s account balance under the Deferred Compensation Plan may be made in a series of payments over a period of two to ten years instead of a single lump sum (subject to a timely participant election).

Similarly, if a participant has established one or more specified dates upon which to receive a distribution of his or her account balance (or a portion thereof) or becomes disabled, payment of the participant’s account balance under the Deferred Compensation Plan may be made in a series of payments over a period of two to five years instead of a single lump sum (subject to a timely participant election).

The Deferred Compensation Plan is an unfunded plan for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended. A “rabbi trust” has been established to satisfy our obligations under the plan. The Deferred Compensation Plan provides investment options, or fund media, amongst which participants make investment allocations that provide the basis on which gains and losses are attributed to account balances under the plan, and such options may change from time to time. In 2025, the Deferred Compensation Plan permitted participants to choose from among 33 investment options with rates of return for 2025 that ranged from 2.99% to 39.10%.

Termination and Change of Control Benefits

The following table sets forth the estimated amounts the Named Executive Officers would have been entitled to receive had their employment with us terminated on the last business day of fiscal 2025, which was December 31, 2025. These benefits do not include any amounts with respect to fully vested benefits under the Deferred Compensation Plan or the 401(k) Plan.

Name	Triggering Event	Cash Severance ($)		Benefits Continuation ($)		Value of Accelerated Unit Awards ($) (1)	Total ($)
Robert Greenberg	Death/Disability	$—		$—		$22,346,965	$22,346,965
	Termination Without Cause or Resign For Good Reason	11,595,000	(2)	43,261	(3)	22,346,965	33,985,226
John Vandemore	Death/Disability	—		—		9,090,427	9,090,427
	Termination Without Cause or Resign For Good Reason	2,790,000	(2)	78,771	(3)	9,090,427	11,959,198
Michael Greenberg	Death/Disability	—		—		18,275,742	18,275,742
	Termination Without Cause or Resign For Good Reason	33,968,535	(4)	57,272	(3)	18,275,742	52,301,549
David Weinberg	Death/Disability	—		—		14,567,483	14,567,483
	Termination Without Cause or Resign For Good Reason	23,805,693	(5)	66,886	(3)	14,567,483	38,440,062
Mark Nason	Death/Disability	—		—		5,105,798	5,105,798
	Termination Without Cause or Resign For Good Reason	4,455,000	(2)	80,890	(3)	5,105,798	9,641,688

(1)
Represents the value of the acceleration of vesting of the Named Executive Officer’s unvested Class P Unit awards in Beach Acquisition, in accordance with the terms of the awards and based on the value of $29.00 per Common Unit equivalent, which is the cash value per Common Unit at the time of the Merger.
(2)
Represents 18 months of base salary as cash severance on a termination without cause or for good reason within 12 months following a change in control in accordance with the Skechers' U.S. Employee Change in Control Severance Plan. A change in control was triggered in connection with the Merger.
(3)
Represents 18 months of benefits continuation on a termination without cause or for good reason within 12 months following a change in control in accordance with the Skechers' U.S. Employee Change in Control Severance Plan. A change in control was triggered in connection with the Merger.
(4)
Represents an amount equal to the sum of $6,260,000, which was Mr. Greenberg’s annual base salary on December 31, 2025, plus $5,062,845, which was the annual incentive compensation that he earned in 2021, which is the highest amount of annual incentive compensation that he earned to date during the term of his Employment Agreement, multiplied by three, which represents the remaining three years of the term under his Employment Agreement as of December 31, 2025.
(5)
Represents an amount equal to the sum of $4,560,000, which was Mr. Weinberg’s annual base salary on December 31, 2025, plus $3,375,231, which was the annual incentive compensation that he earned in 2021, which is the highest amount of annual incentive compensation that he earned to date during the term of his Employment Agreement, multiplied by three, which represents the remaining three years of the term under his Employment Agreement as of December 31, 2025.

Incentive Award Plans

In connection with the Merger, the performance-based restricted stock awards granted to Robert Greenberg, John Vandemore, Michael Greenberg, David Weinberg and Mark Nason were cancelled and replaced with a right to receive awards of Class P Units in Beach Acquisition. Such awards were subject to the same service-based vesting and vesting acceleration provisions as were applicable to the replaced performance-based restricted stock awards as of immediately prior to the Merger, including any accelerated vesting terms upon a qualifying termination of employment. The awards will vest in the case of involuntary termination or the officer’s death or permanent disability following a change in control. A change in control was triggered in connection with the Merger.

CEO Pay Ratio

We determined our median employee based on actual total compensation paid to our employees worldwide in 2023. We captured all employees as of December 31, 2023, consisting of 17,933 individuals globally, with approximately 52.3% of these individuals located in the U.S. and approximately 47.7% located outside of the U.S. Total compensation included base salary or wages based on our payroll records, annual cash incentive awards earned for 2023 and the grant-date fair value of equity awards granted during the measurement period. Earnings of our employees outside the U.S. were converted to U.S. dollars using an average currency exchange rate over the measurement period.

For 2025, we used the same median employee analysis as in 2023 because during 2025 there was no change in our employee population or employee compensation arrangements that would result in a significant change to our pay ratio disclosure. We then determined our median employee’s total compensation for 2025. The annual total compensation of our CEO and our median employee were calculated in accordance with the requirements of the applicable SEC rules.

As noted above, we have a large global workforce, which largely consists of part-time employees paid on an hourly basis and working in our retail stores. Of the 10,427 individuals who worked in the United States, 57.5% were part-time employees, most of whom work in our domestic retail stores, including our median employee. A similar percentage of our non-U.S. workforce is also part-time employees. Accordingly, this had a significant impact on the calculation of our CEO pay ratio.

For 2025, our Chief Executive Officers’ annual total compensation, as disclosed in the SCT, was $24,459,519, and the annual total compensation of our median employee was $13,343, resulting in a CEO pay ratio of 1,833 to 1.

Relationship of Risk to Compensation Policies and Practices

In March 2026, our company's management and Board of Directors reviewed our compensation programs, policies and practices for employees to ensure that, in design and operation and taking into account all of the risk management processes in place, they do not encourage excessive risk-taking. In particular, the following features of our compensation program guard against excessive risk-taking:

•
Determination of incentive awards based on a variety of performance metrics, thus diversifying the risk associated with any single indicator of performance;
•
Long-term compensation awards and vesting periods that encourage a focus on sustained, long-term results; and
•
A mix of fixed and variable, annual and long-term, and cash and equity compensation designed to encourage actions that are in our long-term best interest.

The Board has determined that these programs, policies and practices are not reasonably likely to have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,405,534	—	—
Total	2,405,534		—

(1)
As a result of the Merger, unvested performance-based restricted stock awards were cancelled and replaced with rights to Class P Units of Beach Acquisition subject to the same on-going service vesting conditions and all other terms as applicable, except for the performance-based vesting conditions. This represents the number of Common Unit equivalents to be issued upon vesting.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENt

The following table sets forth certain information regarding the beneficial ownership of Common Units as of March 3, 2026 by (i) each of our directors, (ii) each of our Named Executive Officers, (iii) each person that we know to be a beneficial owner of more than 5% of our Common Units and (iv) all of our current directors and executive officers as a group.

Each stockholder’s percentage of ownership in the following table is based upon 154,445,097 Common Units outstanding as of March 3, 2026. Beneficial ownership is determined in accordance with SEC rules and regulations. In computing the number of Common Units beneficially owned by a person and the percentage of beneficial ownership of that person, Common Units underlying restricted Class P Units awarded to that person that vest within 60 days of March 3, 2026 are included. Each Class P Unit is convertible upon vesting into 2.9655 Common Units. Those Common Units, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, unless otherwise indicated in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the Common Units set forth opposite such person’s name. Unless otherwise indicated in the footnotes below, the address of each beneficial owner listed below is c/o Skechers U.S.A., Inc., 228 Manhattan Beach Boulevard, Manhattan Beach, California 90266.

Name of Beneficial Owner	Number of Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned
5% stockholders:
3G Fund VI, L.P.	130,911,215	(1)	84.8%
Skechers Voting Trust	13,619,670	(2)	8.8%

Named Executive Officers and directors:
Robert Greenberg	18,023,213	(3)	11.7%
Michael Greenberg	614,511	(4)	*
David Weinberg	286,547	(5)	*
John Vandemore	142,611		*
Mark Nason	30,064		*
Alexandre Behring	—	(1)	—
Daniel S. Schwartz	—	(1)	—
All current directors and executive officers as a group (7 persons)	19,096,947		12.3%

* Less than 1.0%

(1)
3G Fund VI, L.P. directly owns 130,911,215 Common Units. Alexandre Behring and Daniel S. Schwartz are the co-managing partners of 3G Fund VI, L.P. and may be deemed to have voting and dispositive power with respect to the Common Units directly owned by 3G Fund VI, L.P. and therefore be deemed to be the beneficial owners of such Common Units. Mr. Behring and Mr. Schwartz each disclaim beneficial ownership of the Common Units directly owned by 3G Fund VI, L.P. The principal business address of each of the entities and persons identified in this paragraph is c/o 3G Capital Inc., 600 Third Avenue, 37th Floor, New York, NY 10016.
(2)
Robert Greenberg is the sole trustee of the Skechers Voting Trust. During the remainder of the 15-year term of the Skechers Voting Trust (unless terminated sooner by the trustee), Mr. Greenberg has sole voting power and sole dispositive power with respect to all of these shares. Each beneficiary may withdraw the shares held by the Skechers Voting Trust in which he or she has an interest at any time, but only with the consent of the trustee. The principal business address of the Skechers Voting Trust is c/o Regina Brown, CPA, 21440 Ventura Blvd., Woodland Hills, California 91364.

(3)
Represents 13,619,670 Common Units held by the Skechers Voting Trust and 4,255,986 Common Units held by the Greenberg Family Trust (the “Trust”) that Robert Greenberg is deemed to beneficially own as a trustee of the Trust. His wife, Susan Greenberg, is also a trustee of the Trust and is also deemed to beneficially own all shares held by the Trust. Mr. Greenberg may be deemed to beneficially own the shares held by the Skechers Voting Trust as its sole trustee, with sole voting power and sole dispositive power with respect to all of these shares. Mr. Greenberg disclaims beneficial ownership of any of these shares except to the extent of his pecuniary interest therein.
(4)
Includes 222,555 Common Units held by the Michael Greenberg Trust that Michael Greenberg is deemed to beneficially own as trustee of such trust.
(5)
Includes 186,521 Common Units held by The David Weinberg Trust dated September 7, 2000 that Mr. Weinberg is deemed to beneficially own as trustee of such trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Policies and Procedures

As provided in our Audit Committee Charter, the Audit Committee (referring to Skechers' Audit Committee prior to the Merger and Beach Acquisition's Audit Committee subsequent to the Merger) shall review (i) at least annually a summary of directors’ and executive officers’ related party transactions and potential conflicts of interest and our policies relating to the avoidance of conflicts of interest (which is discussed in the section entitled “Code of Ethics” in this Annual Report on Form 10-K), (ii) past and proposed transactions between our company, on the one hand, and any of our directors or executive officers, on the other hand, and (iii) policies and procedures as well as audit results associated with directors’ and executive officers’ expense accounts and perquisites, including the use of corporate assets.

Our Policies and Procedures for Related Person Transactions (the “Policy”), which was adopted by Skechers' Board of Directors as of March 8, 2007, covers any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, (including any indebtedness or guarantee of indebtedness) in which (i) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (ii) we are a participant, and (iii) any Related Person has or will have a direct or indirect interest (other than solely as a result of being a director or a less than ten percent beneficial owner of another entity). A “Related Person” is (a) any person who is or was (since January 1, 2024, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (b) a greater than five percent beneficial owner of our Members Units or (c) an immediate family member of either of the foregoing.

Certain categories of transactions with Related Persons (such as transactions involving competitive bids) have been reviewed and pre-approved by the Audit Committee under the Policy. The Audit Committee shall review the material facts of all other transactions with Related Persons that require the Audit Committee’s approval. If advance approval by the Audit Committee of a transaction with a Related Person is not feasible, then the transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified at the Audit Committee’s next regularly scheduled meeting. Factors that the Audit Committee will take into account include whether the transaction with a Related Person is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction. No Audit Committee member will participate in any discussion or approval of a transaction with a Related Person pursuant to which he is a Related Person except for providing material information concerning the transaction. For those transactions with a Related Person that are ongoing, the Audit Committee, on at least an annual basis, shall review and assess ongoing relationships with the Related Person to determine that the transaction with the Related Person remains appropriate.

We have adopted changes to our policies and procedures to identify and report employees who, pursuant to Item 404 of Regulation S-K under the Exchange Act, are related to a Related Person and earned annual compensation equal to or greater than $120,000.

The following list of transactions with Related Persons includes all such transactions equal to or greater than $120,000 that took place since January 1, 2025. Each of these transactions was reviewed, and either approved or ratified, by the Audit Committee, pursuant to the policies and procedures discussed herein.

Related Party Transactions

During 2025, we (referring to Skechers prior to the Merger and Beach Acquisition subsequent to the Merger) paid $301,109 to The BeachLife Festival for Skechers marketing and sponsorship. The BeachLife Festival is owned and operated by BeachLife Festival, LLC, of which Michael Greenberg owns a 10% beneficial ownership interest. The BeachLife Ranch Festival is owned and operated by BeachLife Festival 2, LLC, of which Michael Greenberg owns a 10% beneficial ownership interest. We had no outstanding accounts receivable or payable with any of these music festivals or their operating entities as of December 31, 2025.

During 2025, we (referring to Skechers prior to the Merger and Beach Acquisition subsequent to the Merger) paid $418,335 to the Redondo Beach Hospitality Company, LLC ("RBHC") for lodging, food and events, including the Company's 2025 holiday party at the Shade Hotel in Redondo Beach, which is owned and operated by RBHC. Michael Greenberg owns a 9% beneficial ownership interest in RBHC, and three other officers and senior vice presidents own in aggregate an additional 7% beneficial ownership in RBHC. We had no outstanding accounts receivable or payable with RBHC or the Shade Hotel in Redondo Beach at December 31, 2025.

On July 29, 2010, Skechers formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with us, and we do not have a financial interest in the Foundation. However, Michael Greenberg and David Weinberg are officers and directors of the Foundation. During the year ended December 31, 2025, we made cash contributions of $2,000,000 to the Foundation and provided support services with a value of $300,000.

As of December 31, 2025, Robert Greenberg and Michael Greenberg owed unreimbursed expenses of $61,224 and $846, respectively, to Skechers. These amounts have since been repaid in the ordinary course of our reimbursement practices, which occurs on a regular cadence.

Jason Greenberg, Jeffrey Greenberg, Joshua Greenberg and Jennifer Greenberg Messer, who are the children of Robert Greenberg and also the siblings of Michael Greenberg, are non-executive employees of Skechers, and they earned total compensation of $6,001,670, $170,442, $5,536,594 and $316,572, respectively, in 2025. Marlene Greenberg, who is Robert Greenberg’s sister, is a non-executive employee of Skechers, and she earned total compensation of $436,157 in 2025. Chase Greenberg, who is the son of Michael Greenberg, is a non-executive employee of Skechers, and he earned total compensation of $1,455,297 in 2025. Andrew Bronstein, who is Michael Greenberg’s brother-in-law, is a non-executive employee of Skechers, and he earned total compensation of $206,611 in 2025. Danielle Coates, a personal acquaintance of Robert Greenberg, is a non-executive employee of Skechers, and she earned compensation of $1,417,221 in 2025. Miguel Escobar, who is Robert Greenberg’s brother-in-law, and who provided services as a consultant to Skechers, earned compensation of $180,000 in 2025.

Andrew Weinberg and Jeffrey Weinberg, who are the sons of David Weinberg, are non-executive employees of Skechers, and they earned total compensation of $1,063,568 and $835,203, respectively, in 2025.

During 2025, we paid $120,000 to El Camino Media Services, which provides music procurement services to Skechers. El Camino Media Services is owned by Jennifer Greenberg Messer's husband, Matthew Messer, who is the son-in-law of Robert Greenberg and the brother-in-law of Michael Greenberg.

Director Independence

We are not currently listed on any national securities exchange. As a result, we are not subject to the governance standards imposed by these exchanges, including the requirement to have a majority independent board of directors. If we were subject to such standards, none of our directors would be considered independent under the governance standards of the U.S. securities exchanges.

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fees to Independent Registered Public Accounting Firm for Fiscal Years 2025 and 2024

BDO provided services for the fiscal years ended December 31, 2025 and 2024 in the categories and amounts as follows:

Service	2025	2024
Audit fees (1)	$4,728,810	$3,405,279
Audit-related fees (2)	101,343	53,200
Tax fees (3)	188,043	855,992
Total audit and non-audit fees	$5,018,196	$4,314,471

(1)
These are fees for the audit of our annual consolidated financial statements, the review of condensed consolidated financial statements included in our quarterly reports, the attestation of the effectiveness of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, as amended, statutory audits and consultations regarding financial accounting and reporting.
(2)
These are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)
These are fees for U.S. federal, state and international tax compliance and tax consulting.

BDO has served as our independent registered public accounting firm since 2013 and has been appointed by our Board of Directors to audit our annual consolidated financial statements for the year ending December 31, 2026.

Pre-Approval Policy

The Pre-Approval Policy of the Audit Committee (referring to Skechers' Audit Committee prior to the Merger and Beach Acquisition's Audit Committee subsequent to the Merger) provides for pre-approval of specifically described audit, audit-related, tax and all other services by the Audit Committee in order to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence. The Pre-Approval Policy also provides a list of prohibited non-audit services. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, the requested service will require specific pre-approval by either the Audit Committee or, prior to the Merger, the Chair of the Audit Committee as delegated by the Audit Committee. The term of any pre-approved services is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will periodically review and may revise the list of pre-approved services, based on subsequent determinations. Pre-approval fee levels for all services to be provided by the independent registered public accounting firm are established annually by the Audit Committee after the independent registered public accounting firm’s appointment for the then current fiscal year has been approved by the Audit Committee. Any fees for proposed services exceeding these levels will also require specific pre-approval by the Audit Committee. All services provided by our independent registered public accounting firm in 2025 were pre-approved in accordance with the Audit Committee’s pre-approval requirements.

PART IV

Item 15. Exhibit and Financial Statement Schedules

1.
Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2.
Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts

	Successor
(in thousands)	Balance at Beginning of Period	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Year
April 28, 2025 (inception) to December 31, 2025
Allowance for chargebacks	$—	$1,744	$(1,744)	$—
Allowance for credit losses	—	2,044	(657)	1,387
Liability for sales returns and allowances(1)	78,296	11,963	(61)	90,198
Reserve for inventory	—	12,706	(11,503)	1,203

(1)
Balance at the beginning of the period represents the purchase price allocation amount at the time of the Merger on September 12, 2025.

	Predecessor
(in thousands)	Balance at Beginning of Year	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Year
Year ended December 31, 2023
Allowance for chargebacks	$36,417	$24,076	$(27,190)	$33,303
Allowance for credit losses	23,055	3,665	(2,156)	24,564
Liability for sales returns and allowances	60,482	20,798	(312)	80,968
Reserve for inventory	17,730	29,703	(30,524)	16,909
Year ended December 31, 2024
Allowance for chargebacks	$33,303	$29,496	$(22,862)	$39,937
Allowance for credit losses	24,564	5,032	(2,917)	26,679
Liability for sales returns and allowances	80,968	19,319	(27,199)	73,088
Reserve for inventory	16,909	15,236	(17,839)	14,306
January 1, 2025 to September 11, 2025
Allowance for chargebacks	$39,937	$29,850	$(17,689)	$52,098
Allowance for credit losses	26,679	4,823	(606)	30,896
Liability for sales returns and allowances	73,088	17,149	(11,941)	78,296
Reserve for inventory	14,306	22,634	(14,647)	22,293

See accompanying report of independent registered public accounting firm.

Index to Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 4, 2025, by and among Beach Acquisition Co Parent, LLC, Beach Acquisition Merger Sub, Inc. and Skechers U.S.A., Inc.

3.1	Articles of Formation of Beach Acquisition Co Parent, LLC

3.2	Amended and Restated Limited Liability Company Agreement of Beach Acquisition Co Parent, LLC

4.1

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

4.2

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

10.2*

Employment Agreement, executed May 23, 2019, effective as of January 1, 2019, between Skechers U.S.A., Inc., which is a subsidiary of the Registrant, and Michael Greenberg (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on May 24, 2019).

10.2(a)*	Amendment to Employment Agreement, dated as of September 12, 2025, between Skechers U.S.A., Inc., which is a subsidiary of the Registrant, and Michael Greenberg.

10.3*

Employment Agreement, executed May 23, 2019, effective as of January 1, 2019, between Skechers U.S.A., Inc., which is a subsidiary of the Registrant, and David Weinberg (incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K filed on May 24, 2019).

10.3(a)*	Amendment to Employment Agreement, dated as of September 12, 2025, between Skechers U.S.A., Inc., which is a subsidiary of the Registrant, and David Weinberg.

10.4

Amended and Restated Limited Liability Company Agreement dated April 12, 2010 between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.11 of the Registrant’s Form 10-K for the year ended December 31, 2011).

10.5(a)

First Amendment to Amended and Restated Limited Liability Company Agreement dated August 11, 2015 by and between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on August 17, 2015).

10.5(b)

Second Amendment to Amended and Restated Limited Liability Company Agreement dated February 12, 2019 by and between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.14(b) of the Registrant’s Form 10‑K for the year ended December 31, 2018).

10.5(c)

Third Amendment to Amended and Restated Limited Liability Company Agreement dated December 26, 2019 by and between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.14(c) of the Registrant’s Form 10-K for the year ended December 31, 2019).

Exhibit Number	Description

10.6

Amended and Restated Loan Agreement dated as of August 12, 2015, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC, and Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. and Raymond James Bank, N.A., as lenders (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed on August 17, 2015).

10.6(a)**

First Amendment to Amended and Restated Loan Agreement dated as of March 18, 2020, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC, and Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. and Raymond James Bank, N.A., as lenders.(incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on March 24, 2020).

10.7

China DC Loan Agreement, dated September 29, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of Skechers U.S.A., Inc., which is a subsidiary of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

10.8

Mortgage Contract, dated August 28, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of Skechers U.S.A., Inc., which is a subsidiary of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

10.9**

Guarantee Agreement, dated July 24, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of Skechers U.S.A., Inc., which is a subsidiary of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China (incorporated by reference to exhibit number 10.3 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

10.10

Cooperative Agreement on Close Management of Fixed Asset Loan Project, dated September 29, 2018, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of Skechers U.S.A., Inc., which is a subsidiary of the Registrant, and China Construction Bank Corporation, regarding distribution center in Taicang, China. (Incorporated by reference to exhibit number 10.4 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2018).

10.11

Reaffirmation Agreement dated December 15, 2021 by and among Skechers USA Retail, LLC, a California limited liability company and wholly owned subsidiary of the Registrant, and Bank of America N.A. (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on December 16, 2021).

10.12

Loan Contract, dated October 18, 2022, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and Bank of China Co., Ltd., regarding distribution center in Taicang, China (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2022).

21.1	Subsidiaries of the Registrant.

22.1	Subsidiary Guarantors

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation. (incorporated by reference to exhibit number 97 of the Registrant’s Form 10-K filed for the year ended December 31, 2023).

Exhibit Number	Description

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

** Confidential treatment has been granted by the SEC with respect to certain information in the exhibit pursuant to Rule 24b-2 of the Exchange Act. Such information was omitted from the filing and filed separately with the Secretary of the SEC.

*** In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 26th day of March 2026.

Beach Acquisition Co Parent, LLC

By:	/s/ Robert Greenberg
Robert Greenberg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Greenberg	Chief Executive Officer and Director	March 26, 2026
Robert Greenberg	(Principal Executive Officer)

/s/ John Vandemore	Chief Financial Officer	March 26, 2026
John Vandemore	(Principal Financial and Accounting Officer)

/s/ Alexandre Behring	Director	March 26, 2026
Alexandre Behring

/s/ Daniel S. Schwartz	Director	March 26, 2026
Daniel S. Schwartz